Form 10QSB
period 2006-11-30
8888 Acquisition CORP
filed 2007-01-10
CIK 1376866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended November 30, 2006

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-52251

                             8888 Acquisition Corp.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                59-2340247
(State of incorporation)                                (IRS Employer ID Number)

                     211 West Wall Street, Midland, TX 79701
                    (Address of principal executive offices)

                                 (432) 682-1761
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 3, 2007: 27,751,500

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                             8888 ACQUISITION CORP.

               Form 10-QSB for the Quarter ended November 30, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             13

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   13

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds         13

  Item 3 Defaults Upon Senior Securities                                     13

  Item 4 Submission of Matters to a Vote of Security Holders                 14

  Item 5 Other Information                                                   14

  Item 6 Exhibits                                                            14

SIGNATURES                                                                   14

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                          8888 Acquisition Corporation
                                 Balance Sheets
                           November 30, 2006 and 2005

                                   (Unaudited)

                                                                  November 30,        November 30,
                                                                     2006                2005
                                                                   ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                        $   6,879           $   1,806
                                                                   ---------           ---------

      TOTAL CURRENT ASSETS                                             6,879               1,806
                                                                   ---------           ---------

TOTAL ASSETS                                                       $   6,879           $   1,806
                                                                   =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                        $      --           $      --
   Interest payable to officer/shareholder                             1,568                 771
                                                                   ---------           ---------

      TOTAL CURRENT LIABILITIES                                        1,568                 771
                                                                   ---------           ---------

  LONG-TERM LIABILITIES
   Loans from officer/shareholder                                     25,000              10,000
                                                                   ---------           ---------

      TOTAL LIABILITIES                                               26,568              10,771
                                                                   ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.0001 par value
     50,000,000 shares authorized
     None issued and outstanding                                          --                  --
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     32,919,930 shares issued and outstanding, respectively            3,292               3,292
   Additional paid-in capital                                        852,023             852,023
   Accumulated deficit                                              (875,004)           (864,280)
                                                                   ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                           (19,869)             (8,965)
                                                                   ---------           ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $   6,879           $   1,806
                                                                   =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          8888 Acquisition Corporation
                 Statements of Operations and Comprehensive Loss
                  Three months ended November 30, 2006 and 2005

                                   (Unaudited)

                                                         Three months           Three months
                                                            ended                  ended
                                                         November 30,           November 30,
                                                             2006                   2005
                                                         ------------           ------------
REVENUES                                                 $         --           $         --
                                                         ------------           ------------
EXPENSES
   General and administrative expenses                          4,772                     --
                                                         ------------           ------------

      Total operating expenses                                  4,772                     --
                                                         ------------           ------------

INCOME (LOSS) FROM OPERATIONS                                  (4,772)                    --

OTHER INCOME (EXPENSE)
   Interest income                                                 64                     13
   Interest expense to shareholder/officer                       (316)                  (150)
                                                         ------------           ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                (5,024)                  (137)

PROVISION FOR INCOME TAXES                                         --                     --
                                                         ------------           ------------

NET LOSS                                                       (5,024)                  (137)

OTHER COMPREHENSIVE INCOME                                         --                     --
                                                         ------------           ------------

COMPREHENSIVE LOSS                                       $     (5,024)          $       (137)
                                                         ============           ============
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                                          nil                    nil
                                                         ============           ============
Weighted-average number of shares
 outstanding - basic and fully diluted                     32,919,930             32,919,930
                                                         ============           ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          8888 Acquisition Corporation
                            Statements of Cash Flows
                  Three months ended November 30, 2006 and 2005

                                   (Unaudited)

                                                                  Three months       Three months
                                                                     ended              ended
                                                                  November 30,       November 30,
                                                                     2006               2005
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                         $ (5,024)          $   (137)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
       Depreciation and amortization                                     --                 --
       Increase (Decrease) in
         Accounts payable - trade                                        --                 --
         Interest payable to shareholder/officer                        316                150
                                                                   --------           --------

           NET CASH USED IN OPERATING ACTIVITIES                     (4,708)                13
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash advanced by shareholder/officer                              10,000                 --
                                                                   --------           --------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                 10,000                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                           5,292                 13

Cash at beginning of year                                             1,587              1,793
                                                                   --------           --------

CASH AT END OF PERIOD                                              $  6,879           $  1,806
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
                                                                   ========           ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          8888 Acquisition Corporation
                          Notes to Financial Statements
                           November 30, 2006 and 2005


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

8888 Acquisition Corporation (Company) was originally incorporated on September 20, 1983 in accordance with the Laws of the State of Florida.

On July 18, 2006, the Company changed its state of incorporation from Florida to Nevada by means of a merger with and into 8888 Acquisition Corporation, a Nevada corporation formed on June 26, 2006 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation kept the surviving entity's name of 8888 Acquisition Corporation and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of $0.0001 par value common stock and up to 50,000,000 shares of $0.0001 par value preferred stock.

The Company was originally formed for the purpose of purchasing mining claims, both patented and unpatented, a mill, buildings and mining equipment located in San Miguel County, Colorado. This purchase was completed on April 22, 1986 and proved unsuccessful. All business operations were abandoned by the Company's year ended August 1990.

During 1986, the Company completed a public offering of 30,010,500 shares of common stock through a Registration Statement on Form S-18 (Registration No. 2-89013D). The Company realized gross proceeds of approximately $600,210 and net proceeds of approximately $463,848. The proceeds were used to purchase the mining claims and equipment mentioned above.

During the year ended August 31, 1990, the Company sold or otherwise disposed of all assets and operations in order to settle then-outstanding indebtedness related to the acquisition of the mining claims and equipment. Since August 31, 1989, the Company has had virtually no operations, assets or liabilities.

The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of August 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

                          8888 Acquisition Corporation
                    Notes to Financial Statements - Continued
                           November 30, 2006 and 2005


NOTE B - PREPARATION OF FINANCIAL STATEMENTS

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its General Form for Registration of Securities of Small Business Issuers Under Section 12(b) or (g) of the Securities Exchange Act of 1934 on Form 10-SB for the year ended August 31, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending August 31, 2007.

NOTE C - GOING CONCERN UNCERTAINTY

The Company was originally formed in 1983 for the purpose of purchasing mining claims, both patented and unpatented, a mill, buildings and mining equipment located in San Miguel County, Colorado. This purchase was completed on April 22, 1986 and proved unsuccessful. All business operations were abandoned by August 31, 1990. Since August 31, 1989, the Company has had no operations, assets or liabilities. The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method. The Company has had no operations, assets or liabilities since 1990.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates future sales of equity securities to facilitate either the consummation of a business combination transaction or to raise working capital to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

                          8888 Acquisition Corporation
                    Notes to Financial Statements - Continued
                           November 30, 2006 and 2005


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At November 30, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of November 30, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

     Fully diluted earnings (loss) per share is computed similar to basic income
     (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

     Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
     (loss) position at the calculation date.

     At November 30, 2006 and 2005, and subsequent thereto, the Company had no outstanding common stock equivalents.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                          8888 Acquisition Corporation
                    Notes to Financial Statements - Continued
                           November 30, 2006 and 2005


NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE F - LOANS FROM SHAREHOLDER/OFFICER

The Company and it's controlling shareholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of November 30, 2006, Mr. Little has advanced an aggregate $25,000 under this agreement.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the three month periods ended November 30, 2006 and 2005, are as follows:

                                            Three months          Three months
                                               ended                 ended
                                            November 30,          November 30,
                                                2006                  2005
                                              -------               -------
     Federal:
       Current                                $    --               $    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
     State:
       Current                                     --                    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
       Total                                  $    --               $    --
                                              =======               =======

The Company has a cumulative net operating loss carryforward of approximately $875,000 for income tax purposes. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                          8888 Acquisition Corporation
                    Notes to Financial Statements - Continued
                           November 30, 2006 and 2005


NOTE G - INCOME TAXES - CONTINUED

The Company's income tax expense (benefit) for each of the three month periods ended November 30, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Three months  Three months
                                                        ended         ended
                                                      November 30,  November 30,
                                                         2006          2005
                                                       -------       -------

Statutory rate applied to income before income taxes   $(1,700)      $   (46)
Increase (decrease) in income taxes resulting from:
  State income taxes                                        --            --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward    1,700            46
                                                       -------       -------

      Income tax expense                               $    --       $    --
                                                       =======       =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of August 31, 2006 and 2005, respectively:

                                                 August 31,           August 31,
                                                   2006                 2005
                                                 ---------            ---------
Deferred tax assets
  Net operating loss carryforwards               $ 296,100            $ 294,100
  Less valuation allowance                        (296,100)            (294,100)
                                                 ---------            ---------
  Net Deferred Tax Asset                         $      --            $      --
                                                 =========            =========

During each of the years ended August 31, 2006 and 2005, respectively, the reserve for the deferred current tax asset increased by approximately $2,000 and $2,100.

NOTE H - COMMON STOCK TRANSACTIONS

On or about April 16, 2004, the Company sold 10,000,000 shares of restricted, unregistered common stock to Glenn A. Little, pursuant to a subscription agreement for 10,000,000 shares, for gross proceeds of approximately $10,000. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

Mr. Little was concurrently elected President, Chief Executive Officer, Chief Operating Officer, Chairman of the Board of Directors, and Secretary and Treasurer of the Company.

When considered with the effect of a separate private stock sale transaction, Glenn A. Little became the Company's controlling shareholder, owning an aggregate 18,772,000 shares of the 32,919,930 issued and outstanding shares of the Registrant's common stock, or approximately 57.02%, at the close of business on April 26, 2004.


                (Remainder of this page left blank intentionally)

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION


Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the respective three month periods ended November 30, 2006 and 2005, respectively.

General and administrative expenses for each of the respective three month periods ended November 30, 2006 and 2005 were nominal. In October 2006, the Company filed a General Form for Registration of Securities of Small Business Issuers Under Section 12(b) or (g) of the Securities Exchange Act of 1934 on Form 10-SB to register all eligible securities of the Company and to commence filing periodic reports with the U. S. Securities and Exchange Commission. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective three month periods ended November 30, 2006 and 2005 were$0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At  November  30,  2006  and  2005,  the  Company  had  a  working   capital  of
approximately $5,311 and $1,035, respectively.

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

PLAN OF BUSINESS

GENERAL

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

COMBINATION SUITABILITY STANDARDS

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;
     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or
     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

(4) LIQUIDITY AND CAPITAL RESOURCES

The Company and it's controlling shareholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of November 30, 2006, Mr. Little has advanced an aggregate $25,000 under this agreement.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company does not currently contemplate making a Regulation S offering.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

ITEM 3 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company required to be included in the Company's Exchange Act reports.

     While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

(b)  Changes in Internal Controls

     During the quarter ended November 30, 2006, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters should not have an adverse material impact either individually or in the aggregate on results of operations, financial position or cash flows of the Company.

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

ITEM 5 - OTHER INFORMATION

   None

ITEM 6 - EXHIBITS

31.1  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        8888 Acquisition Corp.


Dated: January 3, 2007                  By: /s/ Glenn A. Little
       ---------------                     -------------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director