Form 10QSB
period 2007-02-28
8888 Acquisition CORP
filed 2007-04-24
CIK 1376866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended February 28, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 24, 2007: 9,537

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                             8888 ACQUISITION CORP.

               Form 10-QSB for the Quarter ended February 28, 2007

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             13

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   13

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds         13

  Item 3 Defaults Upon Senior Securities                                     14

  Item 4 Submission of Matters to a Vote of Security Holders                 14

  Item 5 Other Information                                                   14

  Item 6 Exhibits                                                            14

SIGNATURES                                                                   14

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                          8888 ACQUISITION CORPORATION
                                 BALANCE SHEETS
                           February 28, 2007 and 2006

                                   (UNAUDITED)

                                                                        February 28,        February 28,
                                                                            2007                2006
                                                                         ---------           ---------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                               $   5,455           $   1,821
                                                                         ---------           ---------

      TOTAL CURRENT ASSETS                                                   5,455               1,821
                                                                         ---------           ---------

TOTAL ASSETS                                                             $   5,455           $   1,821
                                                                         =========           =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                               $      --           $      --
  Interest payable to officer/shareholder                                    1,938                 919
                                                                         ---------           ---------

      TOTAL CURRENT LIABILITIES                                              1,938                 919
                                                                         ---------           ---------

LONG-TERM LIABILITIES
  Loans from officer/shareholder                                            25,000              10,000
                                                                         ---------           ---------

      TOTAL LIABILITIES                                                     26,938              10,919
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock - $0.0001 par value
    50,000,000 shares authorized
    None issued and outstanding                                                 --                  --
  Common stock - $0.0001 par value
    100,000,000 shares authorized
    9,537 shares issued and outstanding, respectively                            1                   1
  Additional paid-in capital                                               855,314             855,314
  Accumulated deficit                                                     (876,798)           (864,413)
                                                                         ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                 (21,483)             (9,098)
                                                                         ---------           ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   5,455           $   1,821
                                                                         =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              Six and Three months ended February 28, 2007 and 2006

                                   (UNAUDITED)

                                             Six months         Six months        Three months       Three months
                                                ended              ended              ended              ended
                                             February 28,       February 28,       February 28,       February 28,
                                                2007               2006               2007               2006
                                              --------           --------           --------           --------
REVENUES                                      $     --           $     --           $     --           $     --
                                              --------           --------           --------           --------
EXPENSES
  General and administrative expenses            6,264                 --              1,492                 --
                                              --------           --------           --------           --------

      Total operating expenses                   6,264                 --              1,492                 --
                                              --------           --------           --------           --------

INCOME (LOSS) FROM OPERATIONS                   (6,264)                --             (1,492)                --

OTHER INCOME (EXPENSE)
  Interest income                                  132                 28                 69                 15
  Interest expense to shareholder/officer         (686)              (298)              (370)              (148)
                                              --------           --------           --------           --------

INCOME (LOSS) BEFORE
 PROVISION FOR INCOME TAXES                     (6,818)              (270)            (1,793)              (133)

PROVISION FOR INCOME TAXES                          --                 --                 --                 --
                                              --------           --------           --------           --------

NET LOSS                                        (6,818)              (270)            (1,719)              (133)

OTHER COMPREHENSIVE INCOME                          --                 --                 --                 --
                                              --------           --------           --------           --------

COMPREHENSIVE LOSS                            $ (6,818)          $   (270)          $ (1,719)          $   (133)
                                              ========           ========           ========           ========

Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                      $  (0.71)          $  (0.03)          $  (0.18)          $  (0.01)
                                              ========           ========           ========           ========
Weighted-average number of shares
 outstanding - basic and fully diluted           9,537              9,537              9,537              9,537
                                              ========           ========           ========           ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                            STATEMENTS OF CASH FLOWS
                   Six months ended February 28, 2007 and 2006

                                   (UNAUDITED)

                                                                  Six months         Six months
                                                                     ended              ended
                                                                  February 28,       February 28,
                                                                     2007               2006
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                          $ (6,818)          $   (270)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
     Depreciation and amortization                                       --                 --
     Increase (Decrease) in
       Accounts payable - trade                                          --                 --
       Interest payable to shareholder/officer                          686                298
                                                                   --------           --------

          NET CASH USED IN OPERATING ACTIVITIES                      (6,132)                28
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash advanced by shareholder/officer                               10,000                 --
                                                                   --------           --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                  10,000                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                           3,868                 28

Cash at beginning of year                                             1,587              1,793
                                                                   --------           --------

CASH AT END OF PERIOD                                              $  5,455           $  1,821
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                       $     --           $     --
                                                                   ========           ========
  Income taxes paid for the year                                   $     --           $     --
                                                                   ========           ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           February 28, 2007 and 2006


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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           February 28, 2007 and 2006


NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

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

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           February 28, 2007 and 2006


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At February 28, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of February 28, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At February 28, 2007 and 2006, and subsequent thereto, the Company had no outstanding common stock equivalents.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           February 28, 2007 and 2006


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

NOTE F - LOANS FROM SHAREHOLDER/OFFICER

The Company and it's controlling shareholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through February 28, 2007, Mr. Little has advanced an aggregate $25,000 under this agreement.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended February 28, 2007 and 2006, are as follows:

                                             Six months            Six months
                                                ended                 ended
                                             February 28,          February 28,
                                                2007                  2006
                                              -------               -------
     Federal:
       Current                                $    --               $    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
     State:
       Current                                     --                    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
       Total                                  $    --               $    --
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

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           February 28, 2007 and 2006


NOTE G - INCOME TAXES - CONTINUED

The Company's income tax expense (benefit) for each of the six month periods ended February 28, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Six months    Six months
                                                         ended         ended
                                                      February 28,  February 28,
                                                         2007          2006
                                                       -------       -------

Statutory rate applied to income before income taxes   $(2,300)      $  (100)
Increase (decrease) in income taxes resulting from:
  State income taxes                                        --            --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward    2,300           100
                                                       -------       -------

      Income tax expense                               $    --       $    --
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
                                                 =========            =========

During each of the years ended August 31, 2006 and 2005, respectively, the reserve for the deferred current tax asset increased by approximately $2,000 and $2,100. For the respective six month periods ended February 28, 2007 and 2006, the change in the deferred tax asset and valuation allowance was nominal and immaterial.

NOTE H - COMMON STOCK TRANSACTIONS

On March 19, 2007, the Company filed a Schedule 14C - Information Statement Pursuant to Section 14(C) of the Securities Exchange Act of 1934, as amended, announcing that the Company's Board of Directors had recommended and approximately 57.02% of the Company's stockholders had approved a 1 for 3,300 share reverse stock split with all stockholders with a fractional share being paid $0.05 for each fractional share. The record date of this transaction was February 20, 2007 and the reverse split was effective April 24, 2007. As a result of the reverse split, the total number of issued and outstanding shares of the Company's common stock decreased from 32,919,930 to 9,537 shares, after giving effect to rounding for fractional shares. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.

On or about April 16, 2004, the Company sold 3,030 post-reverse split shares (10,000,000 pre-reverse split shares) of restricted, unregistered common stock to Glenn A. Little, pursuant to a subscription agreement for gross proceeds of approximately $10,000. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the respective three month periods ended February 28, 2007 and 2006, respectively.

General and administrative expenses for each of the respective six and three month periods ended February 28, 2007 and 2006 were approximately $6,265 and $-0-. In October 2006, the Company filed a General Form for Registration of Securities of Small Business Issuers Under Section 12(b) or (g) of the Securities Exchange Act of 1934 on Form 10-SB to register all eligible securities of the Company and to commence filing periodic reports with the U. S. Securities and Exchange Commission. The Company's expenditures subsequent to October 2006 relate directly to various professional fees incurred for the Company to comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. It is anticipated that the current expenditure levels will be relatively consistent in future periods.

Earnings per share for the respective six month periods ended February 28, 2007 and 2006 were$(0.71) and $(0.18) after giving effect to the post-reverse split weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At  February  28,  2007  and  2006,  the  Company  had  a  working   capital  of
approximately $3,517 and $902, respectively.

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

(4) LIQUIDITY AND CAPITAL RESOURCES

The Company and it's controlling shareholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through February 28, 2007, Mr. Little has advanced an aggregate $25,000 under this agreement.

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

(b)  Changes in Internal Controls

     During the quarter ended February 28, 2007, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 19, 2007, the Company filed a Schedule 14C - Information Statement Pursuant to Section 14(C) of the Securities Exchange Act of 1934, as amended, announcing that the Company's Board of Directors had recommended and approximately 57.02% of the Company's stockholders had approved a 1 for 3,300 share reverse stock split with all stockholders with a fractional share being paid $0.05 for each fractional share. The record date of this transaction was February 20, 2007 and the reverse split was effective April 24, 2007. As a result of the reverse split, the total number of issued and outstanding shares of the Company's common stock decreased from 32,919,930 to 9,537 shares, after giving effect to rounding for fractional shares. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.

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

                                       8888 ACQUISITION CORP.


Dated: April 24, 2007                  By: /s/ Glenn A. Little
       --------------                     --------------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director