Form 10QSB
period 2007-05-31
8888 Acquisition CORP
filed 2007-07-20
CIK 1376866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended May 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 20, 2007: 9,537

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                             8888 ACQUISITION CORP.

                 Form 10-QSB for the Quarter ended May 31, 2007

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             13

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   13

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds         13

  Item 3 Defaults Upon Senior Securities                                     13

  Item 4 Submission of Matters to a Vote of Security Holders                 13

  Item 5 Other Information                                                   13

  Item 6 Exhibits                                                            14

SIGNATURES                                                                   14

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                          8888 ACQUISITION CORPORATION
                                 BALANCE SHEETS
                              May 31, 2007 and 2006

                                   (UNAUDITED)

                                                                        May 31, 2007        May 31, 2006
                                                                        ------------        ------------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $   4,289           $   1,300
                                                                         ---------           ---------

      TOTAL CURRENT ASSETS                                                   4,289               1,300
                                                                         ---------           ---------

TOTAL ASSETS                                                             $   4,289           $   1,300
                                                                         =========           =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                              $      --           $      --
   Interest payable to officer/shareholder                                   2,374               1,070
                                                                         ---------           ---------

      TOTAL CURRENT LIABILITIES                                              2,374               1,070
                                                                         ---------           ---------

LONG-TERM LIABILITIES
   Loans from officer/shareholder                                           30,000              10,000
                                                                         ---------           ---------

      TOTAL LIABILITIES                                                     32,374              11,070
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.0001 par value
     50,000,000 shares authorized
     None issued and outstanding                                                --                  --
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     9,537 shares issued and outstanding, respectively                           1                   1
   Additional paid-in capital                                              855,314             855,314
   Accumulated deficit                                                    (883,400)           (865,085)
                                                                         ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                 (28,085)             (9,770)
                                                                         ---------           ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   4,289           $   1,300
                                                                         =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Nine and Three months ended May 31, 2007 and 2006

                                   (UNAUDITED)

                                              Nine months        Nine months       Three months       Three months
                                                ended              ended              ended              ended
                                             May 31, 2007       May 31, 2006       May 31, 2007       May 31, 2006
                                             ------------       ------------       ------------       ------------
REVENUES                                       $     --           $     --           $     --           $     --
                                               --------           --------           --------           --------

EXPENSES
   General and administrative expenses           12,478                537              6,213                537
                                               --------           --------           --------           --------

      Total operating expenses                   12,478                537              6,213                537
                                               --------           --------           --------           --------

INCOME (LOSS) FROM OPERATIONS                   (12,478)              (537)            (6,213)              (537)

OTHER INCOME (EXPENSE)
   Interest income                                  180                 44                 47                 16
   Interest expense to shareholder/officer       (1,122)              (449)              (435)              (151)
                                               --------           --------           --------           --------

INCOME (LOSS) BEFORE
 PROVISION FOR INCOME TAXES                     (13,420)              (942)            (6,601)              (672)

PROVISION FOR INCOME TAXES                           --                 --                 --                 --
                                               --------           --------           --------           --------

NET LOSS                                        (13,420)              (942)            (6,601)              (672)

OTHER COMPREHENSIVE INCOME                           --                 --                 --                 --
                                               --------           --------           --------           --------

COMPREHENSIVE LOSS                             $(13,420)          $   (942)          $ (6,601)          $   (672)
                                               ========           ========           ========           ========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                       $  (1.41)          $  (0.10)          $  (0.18)          $  (0.07)
                                               ========           ========           ========           ========
Weighted-average number of shares
 outstanding - basic and fully diluted            9,537              9,537              9,537              9,537
                                               ========           ========           ========           ========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Nine months ended May 31, 2007 and 2006

                                   (UNAUDITED)

                                                                 Nine months        Nine months
                                                                    ended              ended
                                                                 May 31, 2007       May 31, 2006
                                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                         $(13,420)          $   (942)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                                      --                 --
      Increase (Decrease) in
        Accounts payable - trade                                         --                 --
        Interest payable to shareholder/officer                       1,122                449
                                                                   --------           --------

          NET CASH USED IN OPERATING ACTIVITIES                     (12,298)              (493)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash advanced by shareholder/officer                              15,000                 --
                                                                   --------           --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                  15,000                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                           2,702               (493)

Cash at beginning of year                                             1,587              1,793
                                                                   --------           --------

CASH AT END OF PERIOD                                              $  4,289           $  1,300
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
                                                                   ========           ========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              May 31, 2007 and 2006


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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              May 31, 2007 and 2006


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

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              May 31, 2007 and 2006


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At May 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of May 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At May 31, 2007 and 2006, and subsequent thereto, the Company had no outstanding common stock equivalents.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              May 31, 2007 and 2006


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

NOTE F - LOANS FROM SHAREHOLDER/OFFICER

The Company and it's controlling shareholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through May 31, 2007, Mr. Little has advanced an aggregate $30,000 under this agreement.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the nine month periods ended May 31, 2007 and 2006, are as follows:


                                           Nine months           Nine months
                                              ended                 ended
                                           May 31, 2007          May 31, 2007
                                           ------------          ------------
     Federal:
       Current                                $    --               $    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
     State:
       Current                                     --                    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
       Total                                  $    --               $    --
                                              =======               =======

The Company has a cumulative net operating loss carryforward of approximately $883,000 for income tax purposes. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.


                (Remainder of this page left blank intentionally)

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              May 31, 2007 and 2006


NOTE G - INCOME TAXES - CONTINUED

The Company's income tax expense (benefit) for each of the nine month periods ended May 31, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            Nine months       Nine months
                                                               ended             ended
                                                            May 31, 2007      May 31, 2007
                                                            ------------      ------------
Statutory rate applied to income before income taxes           $(4,560)          $  (320)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                --                --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward            4,560               320
                                                               -------           -------

      Income tax expense                                       $    --           $    --
                                                               =======           =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of the respective years ended August 31, 2006 and 2005, respectively:

                                                 August 31            August 31,
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
                                                 =========            =========

During each of the years ended August 31, 2006 and 2005, respectively, the reserve for the deferred current tax asset increased by approximately $2,000 and $2,100. For the respective nine month periods ended May 31, 2007 and 2006, the change in the deferred tax asset and valuation allowance was nominal and immaterial.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the respective nine or three month periods ended May 31, 2007 and 2006, respectively.

General and administrative expenses for each of the respective nine and three month periods ended May 31, 2007 and 2006 were approximately $12,400 and $500. In October 2006, the Company filed a General Form for Registration of Securities of Small Business Issuers Under Section 12(b) or (g) of the Securities Exchange Act of 1934 on Form 10-SB to register all eligible securities of the Company and to commence filing periodic reports with the U. S. Securities and Exchange
Commission. The Company's expenditures subsequent to October 2006 relate directly to various professional fees incurred for the Company to comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. It is anticipated that the current expenditure levels will be relatively consistent in future periods.

Earnings per share for the respective nine month periods ended May 31, 2007 and 2006 were $(1.41) and $(0.10) after giving effect to the post-reverse split weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At May 31, 2007 and 2006, the Company had a working capital of approximately $1,900 and $200, respectively.

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

(4) LIQUIDITY AND CAPITAL RESOURCES

The Company and it's controlling shareholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through May 31, 2007, Mr. Little has advanced an aggregate $30,000 under this agreement.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

   Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

   There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended May 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

                                         8888 ACQUISITION CORP.


Dated: July 20, 2007                     By: /s/ Glenn A. Little
       -------------                         -----------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director