Form 10QSB
period 2007-11-30
8888 Acquisition CORP
filed 2007-12-27
CIK 1376866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended November 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 24, 2007: 359,900

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                             8888 ACQUISITION CORP.

               Form 10-QSB for the Quarter ended November 30, 2007

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                          8888 ACQUISITION CORPORATION
                                 BALANCE SHEETS
                           November 30, 2007 and 2006

                                   (UNAUDITED)

                                                                           November 30,        November 30,
                                                                               2007                2006
                                                                             ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                                  $   6,582           $   6,879
                                                                             ---------           ---------

      TOTAL CURRENT ASSETS                                                       6,582               6,879
                                                                             ---------           ---------

TOTAL ASSETS                                                                 $   6,582           $   1,806
                                                                             =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                                  $      --           $      --
   Interest payable to officer/shareholder                                       3,276               1,568
                                                                             ---------           ---------

      TOTAL CURRENT LIABILITIES                                                  3,276               1,568
                                                                             ---------           ---------

LONG-TERM LIABILITIES
   Loans from officer/shareholder                                               30,000              25,000
                                                                             ---------           ---------

      TOTAL LIABILITIES                                                         33,276              26,568
                                                                             ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.0001 par value
     50,000,000 shares authorized
     None issued and outstanding                                                    --                  --
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     359,900 and 47,400 shares issued and outstanding, respectively                 36                   5
   Additional paid-in capital                                                  870,904             855,310
   Accumulated deficit                                                        (897,634)           (875,004)
                                                                             ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                     (26,694)            (19,689)
                                                                             ---------           ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $   6,582           $   6,879
                                                                             =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  Three months ended November 30, 2007 and 2006

                                   (UNAUDITED)

                                                       Three months        Three months
                                                          ended               ended
                                                       November 30,        November 30,
                                                           2007                2006
                                                         ---------           ---------
REVENUES                                                 $      --           $      --
                                                         ---------           ---------
EXPENSES
   General and administrative expenses                      10,650               4,772
                                                         ---------           ---------

      Total operating expenses                              10,650               4,772
                                                         ---------           ---------

INCOME (LOSS) FROM OPERATIONS                              (10,650)             (4,772)

OTHER INCOME (EXPENSE)
   Interest income                                             127                  64
   Interest expense to shareholder/officer                    (449)               (316)
                                                         ---------           ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES            (10,972)             (5,024)

PROVISION FOR INCOME TAXES                                      --                  --
                                                         ---------           ---------

NET LOSS                                                   (10,972)             (5,024)

OTHER COMPREHENSIVE INCOME                                      --                  --
                                                         ---------           ---------

COMPREHENSIVE LOSS                                       $ (10,972)          $  (5,024)
                                                         =========           =========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                                 $   (0.03)          $   (0.11)
                                                         =========           =========
Weighted-average number of shares
 outstanding - basic and fully diluted                     359,900              47,400
                                                         =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Three months ended November 30, 2007 and 2006

                                   (UNAUDITED)

                                                                 Three months       Three months
                                                                    ended              ended
                                                                 November 30,       November 30,
                                                                     2007               2006
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                         $(10,972)          $ (5,024)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                                      --                 --
   Increase (Decrease) in
      Accounts payable - trade                                           --                 --
      Interest payable to shareholder/officer                           449                316
                                                                   --------           --------

          NET CASH USED IN OPERATING ACTIVITIES                     (10,523)            (4,708)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash advanced by shareholder/officer                                  --             10,000
                                                                   --------           --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                      --             10,000
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                         (10,523)             5,292

Cash at beginning of year                                            17,105              1,587
                                                                   --------           --------

CASH AT END OF PERIOD                                              $  6,582           $  6,879
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                       $     --           $     --
                                                                   ========           ========
  Income taxes paid for the year                                   $     --           $     --
                                                                   ========           ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2007 and 2006


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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended August 31, 2007. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           November 30, 2007 and 2006


NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending August 31, 2008.

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

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           November 30, 2007 and 2006


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At November 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of November 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At November 30, 2007 and 2006, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           November 30, 2007 and 2006


NOTE F - LOANS FROM STOCKHOLDER/OFFICER

The Company and it's controlling stockholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of November 30, 2007, Mr. Little has advanced an aggregate $30,000 under this agreement.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the three month periods ended November 30, 2007 and 2006, are as follows:

                                            Three months          Three months
                                               ended                 ended
                                            November 30,          November 30,
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
                                              =======               =======

Pursuant to a change in control involving more than 50.0% of the issued and outstanding shares of the Company's common stock on August 17, 2007, the Company's future utilization of its cumulative net operating loss carryforward is limited to the fair market value of the Company's assets times the applicable Federal interest rate on the transaction date, as limited by the carryforward period. Accordingly, the Company has a utilizable cumulative net operating loss of approximately $26,000. The amount and availability of this and any other future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three month periods ended November 30, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Three months  Three months
                                                        ended         ended
                                                      November 30,  November 30,
                                                         2007          2006
                                                       -------       -------
Statutory rate applied to income before income taxes   $(3,700)      $(1,700)
Increase (decrease) in income taxes resulting from:
  State income taxes                                        --            --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward    3,700         1,700
                                                       -------       -------

      Income tax expense                               $    --       $    --
                                                       =======       =======

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           November 30, 2007 and 2006


NOTE G - INCOME TAXES - CONTINUED

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of November 30, 2007 and 2006, respectively, after giving consideration to the impact of the limitation transaction in August 2007:

                                           November 30,       November 30,
                                              2007               2006
                                            --------           --------
Deferred tax assets
  Net operating loss carryforwards          $ 18,700           $ 15,000
  Less valuation allowance                   (18,700)           (15,000)
                                            --------           --------

  Net Deferred Tax Asset                    $     --           $     --
                                            ========           ========

During  each of the  three  month  periods  ended  November  30,  2007 and 2006,
respectively,   the  reserve  for  the  deferred  current  tax  asset  increased
(decreased) by approximately $3,700 and $7,000.

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

On October 15, 2007, the Company's Board of Directors effected a 100 for 1 forward split of the Company's common stock. The effect of this action increased the number of issued and outstanding shares from 3,599 to 359,900.

The cumulative effect of these three actions are presented in the accompanying financial statements as of the first day of the first period presented.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the respective three month periods ended November 30, 2007 and 2006, respectively.

General and administrative expenses for each of the respective three month periods ended November 30, 2007 and 2006 were nominal. In October 2006, the Company filed a General Form for Registration of Securities of Small Business Issuers Under Section 12(b) or (g) of the Securities Exchange Act of 1934 on Form 10-SB to register all eligible securities of the Company and to commence filing periodic reports with the U. S. Securities and Exchange Commission. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. All current expenditures reflect the costs incurred to comply with the Company's responsibilities under the Securities Exchange Act of 1934, as amended and the costs associated with the reverse and forward stock splits discussed in the accompanying financial statements.

Earnings per share for the respective three month periods ended November 30, 2007 and 2006 were $(0.03) and $(0.11) based on the weighted-average shares issued and outstanding at the end of each respective period, after giving cumulative effect to the two reverse split and one forward split actions of the Company's stockholders.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At  November  30,  2007  and  2006,  the  Company  had  a  working   capital  of
approximately $3,300 and $5,310, respectively.

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

(4) LIQUIDITY AND CAPITAL RESOURCES

The Company and it's controlling shareholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of November 30, 2007, Mr. Little has advanced an aggregate $30,000 under this agreement.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

ITEM 5 - OTHER INFORMATION

On October 15, 2007, the Company's Board of Directors effected a 100 for 1 forward split of the Company's common stock. The effect of this action increased the number of issued and outstanding shares from 3,599 to 359,900. The effect of this action is presented in the accompanying financial statements as of the first day of the first period presented.

ITEM 6 - EXHIBITS

31.1  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        8888 ACQUISITION CORP.


Dated: December 24, 2007                By: /s/ Glenn A. Little
       -----------------                   -------------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director