Form 10QSB
period 2008-02-29
8888 Acquisition CORP
filed 2008-03-12
CIK 1376866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended February 29, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 10, 2008: 359,900

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                             8888 ACQUISITION CORP.

               Form 10-QSB for the Quarter ended February 29, 2008

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           12

  Item 3 Controls and Procedures                                             14

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   14

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds         14

  Item 3 Defaults Upon Senior Securities                                     15

  Item 4 Submission of Matters to a Vote of Security Holders                 15

  Item 5 Other Information                                                   15

  Item 6 Exhibits                                                            15

SIGNATURES                                                                   15

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                          8888 ACQUISITION CORPORATION
                                 BALANCE SHEETS
                     February 29, 2008 and February 28, 2007

                                   (UNAUDITED)

                                                                            February 29,        February 28,
                                                                               2008                2007
                                                                             ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                                  $   4,493           $   5,455
                                                                             ---------           ---------

      TOTAL CURRENT ASSETS                                                       4,493               5,455
                                                                             ---------           ---------

TOTAL ASSETS                                                                 $   4,493           $   5,455
                                                                             =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                                  $      --           $      --
   Note payable to officer/shareholder                                          30,000              25,000
   Interest payable to officer/shareholder                                       3,725               1,938
                                                                             ---------           ---------

      TOTAL CURRENT LIABILITIES                                                 33,725              26,938
                                                                             ---------           ---------

      TOTAL LIABILITIES                                                         33,725              26,938
                                                                             ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.0001 par value
     50,000,000 shares authorized
     None issued and outstanding                                                    --                  --
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     359,900 and 47,400 shares issued and outstanding, respectively                 36                   5
   Additional paid-in capital                                                  870,904             855,310
   Accumulated deficit                                                        (900,172)           (876,798)
                                                                             ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                     (29,232)            (21,483)
                                                                             ---------           ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $   4,493           $   5,455
                                                                             =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
       Six and Three months ended February 29, 2008 and February 28, 2007

                                   (UNAUDITED)

                                              Six months        Six months       Three months      Three months
                                                ended             ended             ended             ended
                                              February 29,      February 28,      February 29,      February 28,
                                                 2008              2007              2008              2007
                                               ---------         ---------         ---------         ---------
REVENUES                                       $      --         $      --         $      --         $      --
                                               ---------         ---------         ---------         ---------
EXPENSES
   General and administrative expenses            12,789             6,264             2,139             1,492
                                               ---------         ---------         ---------         ---------

      Total operating expenses                    12,789             6,264             2,139             1,492
                                               ---------         ---------         ---------         ---------

INCOME (LOSS) FROM OPERATIONS                    (12,789)           (6,264)           (2,139)           (1,492)

OTHER INCOME (EXPENSE)
   Interest income                                   177               132                50                69
   Interest expense to shareholder/officer          (898)             (686)             (449)             (370)
                                               ---------         ---------         ---------         ---------

INCOME (LOSS) BEFORE
 PROVISION FOR INCOME TAXES                      (13,510)           (6,818)           (2,538)           (1,793)

PROVISION FOR INCOME TAXES                            --                --                --                --
                                               ---------         ---------         ---------         ---------

NET LOSS                                         (13,510)           (6,818)           (2,538)           (1,793)

OTHER COMPREHENSIVE INCOME                            --                --                --                --
                                               ---------         ---------         ---------         ---------

COMPREHENSIVE LOSS                             $ (13,510)        $  (6,818)        $  (2,538)        $  (1,793)
                                               =========         =========         =========         =========

Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                       $   (0.04)        $   (0.14)        $   (0.01)        $   (0.04)
                                               =========         =========         =========         =========
Weighted-average number of shares
 outstanding - basic and fully diluted           359,900            47,400           359,900            47,400
                                               =========         =========         =========         =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                            STATEMENTS OF CASH FLOWS
            Six months ended February 29, 2008 and February 28, 2007

                                   (UNAUDITED)

                                                                  Six months         Six months
                                                                    ended              ended
                                                                  February 29,       February 28,
                                                                     2008               2007
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                         $(13,510)          $ (6,818)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation and amortization                                      --                 --
      Increase (Decrease) in
        Accounts payable - trade                                         --                 --
        Interest payable to shareholder/officer                         898                686
                                                                   --------           --------

          NET CASH USED IN OPERATING ACTIVITIES                     (12,612)            (6,132)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash advanced by shareholder/officer                                  --             10,000
                                                                   --------           --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                      --             10,000
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                         (12,612)             3,868

Cash at beginning of year                                            17,105              1,587
                                                                   --------           --------

CASH AT END OF PERIOD                                              $  4,493           $  5,455
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
                                                                   ========           ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     February 29, 2008 and February 28, 2007


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

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     February 29, 2008 and February 28, 2007


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

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     February 29, 2008 and February 28, 2007


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At February 29, 2008 and February 28, 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of February 29, 2008 and February 28, 2007, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At February 29, 2008 and February 28, 2007, and subsequent thereto, the Company had no outstanding common stock equivalents.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     February 29, 2008 and February 28, 2007


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

NOTE F - LOANS FROM SHAREHOLDER/OFFICER

The Company and it's controlling shareholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. The initial funding date was in August 2004. Through February 29, 2008, Mr. Little has advanced an aggregate $30,000 under this agreement.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended February 29, 2008 and February 28, 2007, respectively, are as follows:

                                             Six months            Six months
                                                ended                 ended
                                             February 29,          February 28,
                                                2008                  2007
                                              -------               -------
     Federal:
       Current                                $    --               $    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
     State:
       Current                                     --                    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
       Total                                  $    --               $    --
                                              =======               =======

The Company has a cumulative net operating loss carryforward of approximately $37,500, after the April 2004 change in control transaction, for income tax purposes. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     February 29, 2008 and February 28, 2007


NOTE G - INCOME TAXES - CONTINUED

The Company's income tax expense (benefit) for each of the six month periods ended February 29, 2008 and February 28, 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Six months    Six months
                                                         ended         ended
                                                      February 29,  February 28,
                                                          2008          2007
                                                        -------       -------

Statutory rate applied to income before income taxes    $(4,600)      $(2,300)
Increase (decrease) in income taxes resulting from:
  State income taxes                                         --            --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward     4,600         2,300
                                                        -------       -------

      Income tax expense                                $    --       $    --
                                                        =======       =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of August 31, 2007 and 2006, respectively:

                                                        August 31,    August 31,
                                                          2007          2006
                                                        -------       -------
Deferred tax assets
  Net operating loss carryforwards                      $ 8,000       $ 2,300
  Less valuation allowance                               (8,000)       (2,300)
                                                        -------       -------

      Net Deferred Tax Asset                            $    --       $    --
                                                        =======       =======

During each of the years ended August 31, 2007 and 2006, respectively, the reserve for the deferred current tax asset increased by approximately $5,700 and $2,000. For the respective six month periods ended February 29, 2008 and February 28, 2007, respectively, the change in the deferred tax asset and valuation allowance was nominal and immaterial.

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

On June 5, 2007, by written consents in lieu of meeting, stockholders representing a majority of the issued and outstanding shares of the Company's common stock approved a recommendation of the Company's Board of Directors to effect a 1 for 100 shares reverse split of the Company's common stock, with all fractional shares rounded up to the nearest whole share. The effect of this action reduced the number of issued and outstanding shares from 9,558 to 474.

On October 15, 2007, the Company's Board of Directors effected a 100 for 1 forward split of the Company's common stock. The effect of this action increased the number of issued and outstanding shares from 3,599 to 359,900.

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     February 29, 2008 and February 28, 2007


NOTE H - COMMON STOCK TRANSACTIONS - CONTINUED

The cumulative effect of these three actions are presented in the accompanying financial statements as of the first day of the first period presented.

On or about April 16, 2004, the Company sold 3,100 net post-split shares of restricted, unregistered common stock to Glenn A. Little, pursuant to a subscription agreement for gross proceeds of approximately $10,000. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

On or about August 17, 2007, the Company completed a private placement of an aggregate 312,500 net post-split shares of restricted, unregistered common stock for total cash proceeds of $15,625 to three separate individuals, including 300,000 shares to Glenn A. Little, the Company's sole officer and director. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.



               (Remainder of this page left blank intentionally.)

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the respective six or three month periods ended February 29, 2008 or February 28, 2007, respectively.

General and administrative expenses for each of the respective six month periods ended February 29, 2008 and February 28, 2007 were approximately $12,800 and $6,300 and approximately $2,100 and $1,500 for the respective three month periods ended February 29, 2008 and February 28,. 2007. In October 2006, the Company filed a General Form for Registration of Securities of Small Business Issuers Under Section 12(b) or (g) of the Securities Exchange Act of 1934 on Form 10-SB to register all eligible securities of the Company and to commence filing periodic reports with the U. S. Securities and Exchange Commission. The Company's expenditures subsequent to October 2006 relate directly to various professional fees incurred for the Company to comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. It is anticipated that the current expenditure levels will be relatively consistent in future periods.

Earnings per share for the respective six month periods ended February 29, 2008 and 28, 2007 were approximately $(0.04) and $(0.14) after giving effect to both reverse split and the forward split transactions as described in the accompanying notes to the financial statements on our weighted-average issued and outstanding shares.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At February 29, 2008 and February 28, 2007, the Company had a working capital of approximately $(29,200) and $(21,500), respectively.

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

(4) LIQUIDITY AND CAPITAL RESOURCES

The Company and it's controlling shareholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. The initial funding date was in August 2004 and, through February 29, 2008, Mr. Little has advanced an aggregate $30,000 under this agreement.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

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

(b)  Changes in Internal Controls

     During the quarter ended February 29, 2008, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

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

                                        8888 ACQUISITION CORP.


Dated: March 12, 2008                   By: /s/ Glenn A. Little
       --------------                      -------------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director