Form 10QSB
period 2008-05-31
8888 Acquisition CORP
filed 2008-06-16
CIK 1376866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended May 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 16, 2008: 359,900

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                             8888 ACQUISITION CORP.

                 Form 10-QSB for the Quarter ended May 31, 2008

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                               3

  Item 2 - Management's Discussion and Analysis or Plan of Operation         11

  Item 3 - Controls and Procedures                                           13

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                 13

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds       13

  Item 3 - Defaults Upon Senior Securities                                   14

  Item 4 - Submission of Matters to a Vote of Security Holders               14

  Item 5 - Other Information                                                 14

  Item 6 - Exhibits                                                          14

SIGNATURES                                                                   14

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                          8888 ACQUISITION CORPORATION
                                 BALANCE SHEETS
                              May 31, 2008 and 2007

                                   (UNAUDITED)

                                                                           May 31,             May 31,
                                                                            2008                2007
                                                                          ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                               $   3,040           $   4,289
                                                                          ---------           ---------

      TOTAL CURRENT ASSETS                                                    3,040               4,289
                                                                          ---------           ---------

TOTAL ASSETS                                                              $   3,040           $   4,289
                                                                          =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                               $      --           $      --
   Note payable to officer/stockholder                                       30,000              30,000
   Interest payable to officer/stockholder                                    4,179               2,374
                                                                          ---------           ---------

      TOTAL CURRENT LIABILITIES                                              34,179              32,374
                                                                          ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.0001 par value
     50,000,000 shares authorized
     None issued and outstanding                                                 --                  --
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     359,900 and 474 shares issued and outstanding, respectively                 36                  --
   Additional paid-in capital                                               870,904             855,315
   Accumulated deficit                                                     (902,079)           (883,400)
                                                                          ---------           ---------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (31,139)            (28,085)
                                                                          ---------           ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   3,040           $   4,289
                                                                          =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Nine and Three months ended May 31, 2008 and 2007

                                   (UNAUDITED)

                                                   Nine months       Nine months      Three months      Three months
                                                     ended             ended             ended             ended
                                                     May 31,           May 31,           May 31,           May 31,
                                                      2008              2007              2008              2007
                                                    ---------         ---------         ---------         ---------
REVENUES                                            $      --         $      --         $      --         $      --
                                                    ---------         ---------         ---------         ---------
EXPENSES
   General and administrative expenses                 14,262            12,478             1,473             6,213
                                                    ---------         ---------         ---------         ---------

      Total operating expenses                         14,262            12,478             1,473             6,213
                                                    ---------         ---------         ---------         ---------

INCOME (LOSS) FROM OPERATIONS                         (14,262)          (12,478)           (1,473)           (6,213)

OTHER INCOME (EXPENSE)
   Interest income                                        197               180                20                47
   Interest expense to stockholder/officer             (1,352)           (1,122)             (454)             (435)
                                                    ---------         ---------         ---------         ---------

INCOME (LOSS) BEFORE
 PROVISION FOR INCOME TAXES                           (15,417)          (13,420)           (1,907)           (6,601)

PROVISION FOR INCOME TAXES                                 --                --                --                --
                                                    ---------         ---------         ---------         ---------

NET LOSS                                              (15,417)          (13,420)           (1,907)           (6,601)

OTHER COMPREHENSIVE INCOME                                 --                --                --                --
                                                    ---------         ---------         ---------         ---------

COMPREHENSIVE LOSS                                  $ (15,417)        $ (13,420)        $  (1,907)        $  (6,601)
                                                    =========         =========         =========         =========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                            $   (0.04)        $  (28.31)        $   (0.01)         $(13,93)
                                                    =========         =========         =========         =========
Weighted-average number of shares
 outstanding - basic and fully diluted                359,900               474           359,900               474
                                                    =========         =========         =========         =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Nine months ended May 31, 2008 and 2007

                                   (UNAUDITED)

                                                                  Nine months        Nine months
                                                                    ended              ended
                                                                    May 31,            May 31,
                                                                     2008               2007
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                         $(15,417)          $(13,420)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation and amortization                                      --                 --
      Increase (Decrease) in
        Accounts payable - trade                                         --                 --
        Interest payable to stockholder/officer                       1,352              1,122
                                                                   --------           --------

          NET CASH USED IN OPERATING ACTIVITIES                     (14,065)           (12,298)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash advanced by stockholder/officer                                  --             15,000
                                                                   --------           --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                      --             15,000
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                         (14,065)             2,702

Cash at beginning of year                                            17,105              1,587
                                                                   --------           --------

CASH AT END OF PERIOD                                              $  3,040           $  4,289
                                                                   ========           ========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
                                                                   ========           ========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              May 31, 2008 and 2007


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

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              May 31, 2008 and 2007


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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending August 31, 2008.

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

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              May 31, 2008 and 2007


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At May 31, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of May 31, 2008 and 2007, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At May 31, 2008 and 2007, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              May 31, 2008 and 2007


NOTE F - LOANS FROM STOCKHOLDER/OFFICER

The Company and it's controlling stockholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. The initial funding date was in August 2004. Through May 31, 2008, Mr. Little has advanced an aggregate $30,000 under this agreement.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the nine month periods ended May 31, 2008 and 2007, respectively, are as follows:

                                            Nine months           Nine months
                                              ended                 ended
                                              May 31,               May 31,
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
                                              =======               =======

The Company has a cumulative net operating loss carryforward of approximately $39,400, after the April 2004 change in control transaction, for income tax purposes. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the nine month periods ended May 31, 2008 and 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Nine months   Nine months
                                                         ended         ended
                                                         May 31,       May 31,
                                                          2008          2007
                                                        -------       -------

Statutory rate applied to income before income taxes    $(5,200)      $(4,600)
Increase (decrease) in income taxes resulting from:
  State income taxes                                         --            --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward     5,200         4,600
                                                        -------       -------

      Income tax expense                                $    --       $    --
                                                        =======       =======

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              May 31, 2008 and 2007


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
                                            =======           =======

During each of the years ended August 31, 2007 and 2006, respectively, the reserve for the deferred current tax asset increased by approximately $5,700 and $2,000. For the respective six month periods ended May 31, 2008 and 2007, respectively, the change in the deferred tax asset and valuation allowance was nominal and immaterial.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the respective nine or three month periods ended May 31, 2008 or 2007, respectively.

General and administrative expenses for each of the respective nine month periods ended May 31, 2008 and 2007 were approximately $15,000 and $13,000 and approximately $1,900 and $6,200 for the respective three month periods ended May 31, 2008 and 2007. In October 2006, the Company filed a General Form for Registration of Securities of Small Business Issuers Under Section 12(b) or (g) of the Securities Exchange Act of 1934 on Form 10-SB to register all eligible securities of the Company and to commence filing periodic reports with the U. S. Securities and Exchange Commission. The Company's expenditures subsequent to October 2006 relate directly to various professional fees incurred for the Company to comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. It is anticipated that the current expenditure levels will be relatively consistent in future periods.

Earnings per share for the respective nine month periods ended May 31, 2008 and 2007 were approximately $(0.04) and $(28.34) after giving effect to the appropriate reverse split and the forward split transactions as described in the accompanying notes to the financial statements on our weighted-average issued and outstanding shares.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At May 31, 2008 and 2007, the Company had a working capital of approximately $(31,000) and $(28,000), respectively.

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

(4) LIQUIDITY AND CAPITAL RESOURCES

The Company and it's controlling stockholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. The initial funding date was in August 2004 and, through May 31, 2008, Mr. Little has advanced an aggregate $30,000 under this agreement.

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

(b)  Changes in Internal Controls

     During the quarter ended May 31, 2008, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

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

                                        8888 ACQUISITION CORP.


Dated: June 16, 2008                    By: /s/ Glenn A. Little
       -------------                       -------------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director