Form 10KSB
8888 Acquisition CORP
filed 2008-09-10
CIK 1376866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the fiscal year ended August 31, 2008

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

The issuer's revenues for the fiscal year ended August 31, 2008 were $-0-.

The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 8, 2008 was approximately $67,750 based upon 54,200 shares held by non-affiliates on September 8, 2008 and a closing market price of $1.25 per share as reported on www.bigcharts.com.

As of September 8, 2008, there were 459,900 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             8888 ACQUISITION CORP.

                                INDEX TO CONTENTS

                                                                     Page Number
                                                                     -----------
PART I

Item 1   Description of Business                                             3
Item 2   Description of Property                                            12
Item 3   Legal Proceedings                                                  13
Item 4   Submission of Matters to a Vote of Security Holders                13

PART II

Item 5   Market for Company's Common Equity, Related Stockholders Matters
          and Small Business Issuer Purchases of Equity Securities          13
Item 6   Management's Discussion and Analysis or Plan of Operation          15
Item 7   Financial Statements                                               16
Item 8   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures                           17
Item 8A  Controls and Procedures                                            17
Item 8B  Other Information                                                  17

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                 18
Item 10  Executive Compensation                                             20
Item 11  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   20
Item 12  Certain Relationships, Related Transactions and Director
          Independence                                                      21
Item 13  Exhibits and Reports on 8-K                                        21
Item 14  Principal Accountant Fees and Services                             21

SIGNATURES                                                                  23

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

In October 2006, the Company filed a Registration Statement on Form 10-SB to register the eligible issued and outstanding shares of the Company's common stock as issued by the Company. It is the SEC's position that securities issued by a "shell" company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the "Act"), but must be registered under the Act. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the SEC prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements.

On February 28, 2007, by written consents in lieu of meeting, stockholders representing a majority of the issued and outstanding shares of the Company's common stock approved a recommendation of the Company's Board of Directors to effect a 1 share for 3,300 share reverse split of the Company's common stock, with all fractional shares being paid $0.05 for each fractional share. The effect of this action reduced the number of then issued and outstanding shares from 32,919,930 to 9,558.

On June 5, 2007, by written consents in lieu of meeting, stockholders representing a majority of the issued and outstanding shares of the Company's common stock approved a recommendation of the Company's Board of Directors to effect a 1 for 100 shares reverse split of the Company's common stock, with all fractional shares rounded up to the nearest whole share. The effect of this action reduced the number of then issued and outstanding shares from 9,558 to 474.

On October 15, 2007, the Company's Board of Directors effected a 100 for 1 forward split of the Company's common stock. The effect of this action increased the number of then issued and outstanding shares from 3,599 to 359,900.

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

OUR SOLE OFFICER AND DIRECTOR IS ALSO OUR LARGEST STOCKHOLDER AND CONTROL A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THE COMPANY COMPETES WITH BUSINESSES OWNED BY HIM AND HIS INTERESTS MAY CONFLICT WITH THOSE OF OUR OTHER STOCKHOLDERS.

As of the date of this filing, Glenn A. Little, our Chief Executive Officer, Chief Financial Officer and sole director beneficially owns approximately 88.21% of our issued and outstanding common stock. As a result, this stockholder is able to exercise significant influence over most matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Further, Glenn A. Little holds equivalent positions in other entities identical or similar to the Company. Accordingly, the Company is engaged in direct competition with other comparable entities either owned or controlled by Mr. Little. Mr Little's interests in these entities present potential conflicts of interest with those of the Company and its stockholders.

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

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 4 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-K, including audited and pro forma financial statements. The Commission treats these Form 8-K filings in the same way it treats the filing of Registration Statements on Form 10. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented. If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 28, 2007, by written consents in lieu of meeting, stockholders representing a majority of the issued and outstanding shares of the Company's common stock approved a recommendation of the Company's Board of Directors to effect a 1 share for 3,300 share reverse split of the Company's common stock, with all fractional shares being paid $0.05 for each fractional share. The effect of this action reduced the number of the then issued and outstanding shares from 32,919,930 to 9,558.

On June 5, 2007, by written consents in lieu of meeting, stockholders representing a majority of the issued and outstanding shares of the Company's common stock approved a recommendation of the Company's Board of Directors to effect a 1 for 100 shares reverse split of the Company's common stock, with all fractional shares rounded up to the nearest whole share. The effect of this action reduced the number of the then issued and outstanding shares from 9,558 to 474.

On October 15, 2007, the Company's Board of Directors effected a 100 for 1 forward split of the Company's common stock. The effect of this action increased the number of the then issued and outstanding shares from 3,599 to 359,900.

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, RELATED STOCKHOLDERS' MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR TRADING

The Company has approximately 251 shareholders of record and an estimated 148 shareholder positions held in "street name".

The Company's Common Stock is quoted on the OTC Bulletin Board under symbol "EGHA". As of the date of this report, there are few and infrequent trades of the Company's securities. The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock:

                                                     High                   Low
                                                     ----                   ---
Fiscal year ended August 31, 2007
   Quarter ended November 30, 2006         Not eligible for trading
   Quarter ended February 28, 2007         Not eligible for trading
   Quarter ended May 31, 2007              Not eligible for trading
   Quarter ended August 31, 2007           Not eligible for trading

Fiscal year ended August 31, 2008
   Quarter ended November 30, 2007         Not eligible for trading
   Quarter ended February 28, 2008                  $2.00                 $1.05
   Quarter ended May 31, 2008                        1.35                  1.25
   Quarter ended August 31, 2008                     1.25                  1.25

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

On or about April 16, 2004, the Company sold 10,000,000 pre-stock split action shares (3,100 cumulative stock split action shares) of restricted common stock for gross proceeds of $10,000, pursuant to a subscription agreement, to Glenn A. Little, who became the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

On or about April 26, 2004, Glenn A. Little acquired 8,772,000 pre-stock split action shares (2,600 cumulative stock split action shares) of common stock from James Rapholz, Jr., the Company's then controlling shareholder and executive officer for $50,000 cash in a private transaction.

The effect of these two transactions caused Glenn A. Little to become the Company's controlling shareholder, owning 18,772,000 pre-stock split action shares of the 32,919,930 then issued and outstanding pre-stock split action shares of the Registrant's common stock, or approximately 57.02%, at the close of business on April 26, 2004.

On or about August 17, 2007, the Company completed a private placement of an aggregate 3,125 pre-stock split action shares (312,500 cumulative stock split action shares) of restricted, unregistered common stock for total cash proceeds of $15,625 to three separate individuals, including 3,000 pre-stock split action shares (300,000 cumulative stock split action shares) to Glenn A. Little, the Company's sole officer and director. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares.

On or about August 13, 2008, the Company completed a private placement of an aggregate 100,000 net post-split shares of restricted, unregistered common stock for total cash proceeds of $62,500 to Glenn A. Little, the Company's sole officer and director. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company had no revenue for the respective years ended August 31, 2008 and 2007, respectively.

During each of the years ended August 31, 2008 and 2007, the Company recognized general operating expenses of approximately $21,100 and $15,000, respectively, which were directly related to the maintenance of the corporate entity and compliance with the periodic reporting requirements of the Securities Exchange Act of 1934. The Company's operating expenses are anticipated to remain fairly consistent as the Company maintains its compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

The  Company  does not  expect  to  generate  any  meaningful  revenue  or incur significant operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At August 31, 2008 and 2007, the Company had working capital of approximately $24,100 and $(15,700), respectively.

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

The Company and it's controlling stockholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through the quarter ended May 31, 2008, Mr. Little had advanced an aggregate $30,000 under this agreement.

On  August  21,  2008,   the  Company  repaid  the  $30,000   indebtedness   and
approximately $4,584 in accrued interest to Mr. Little to retire this obligation in full.

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

ITEM 7 - FINANCIAL STATEMENTS

The required financial statements begin on page F-1 of this document.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8A - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. Our management, under the supervision of and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     -- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     -- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     -- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company's internal control over financial reporting as of August 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of August 31, 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None

                                    PART III

ITEM 9 - DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information about the directors and executive officers of the Company. All directors of the Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Executive officers of the Company are elected by the Board of Directors to hold office until the annual meeting of directors following the annual meeting of shareholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

There are currently not an employment agreement in place for any officer or director and none are currently contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and executive officers serving the Company are as follows:

          Name              Age              Position Held and Tenure
          ----              ---              ------------------------
     Glenn A. Little        55         President, Chief Executive Officer
                                       Chief Financial Officer and Director

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

Mr. Little currently serves as an officer and director of Eight Dragons Corp., a Nevada corporation, (formerly Ameri-First Financial Group, Inc., a Delaware corporation); Truewest Corporation (formerly Diasense, Inc.) and 8888
Acquisition Corp., Nevada corporations. Each of the afore-referenced companies is current in the filing of their periodic reports with the SEC. Additionally, each of the afore-referenced companies for which Mr. Little acts as an officer and director may be deemed reporting shell corporations. Mr. Little will devote as much of his time to our business affairs as may be necessary to implement our business plan.

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

DIRECTOR INDEPENDENCE AND CONFLICTS OF INTEREST

None of our directors are independent directors under NASDAQ or AMEX general independence rules and under the independence rules applicable to audit committees, nominating committees and compensation committees. Non of our directors are "non-employee directors" as defined by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or "outside directors" as defined by Section 162(m) of the Internal Revenue Code.

None of the officers of the Company will devote of their respective time to the affairs of the Company than is deemed necessary by them. Mr. Little has ownership interests in other business ventures which are in direct competition with the Company. These business interests present potential conflicts of interest with those of the Company and its stockholders. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash, if deemed beneficial to the Company. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made. However, through the filing date of this report, no such shares have been issued pursuant to arrangements of this nature.

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

COMMUNICATIONS WITH THE BOARD

Individuals may communicate with the Company's Board of Directors or individual directors by writing to the Company's Secretary at 211 West Wall Street, Midland, TX 76701. The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention. Directors may review a log of all such correspondence received by the Company and request copies. Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

CODE OF ETHICS

The Company's Board of Directors have adopted a Code of Ethics which applies to its Chief Executive Officer and Chief Financial Officer, which is filed as
Exhibit 14.1 to this Form 10-KSB. A copy of the code of ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 211 West Wall Street, Midland, TX 76701.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.

Based solely on a review of reports furnished to the Company during the fiscal year ended August 31, 2008 or written representations from the Company's directors and executive officers, there are no known incidents of non-compliance for the reporting year.

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

The Company has no other Executive Compensation issues which would require the inclusion of other table disclosures mandated by the SEC.

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

                                                                 % of Class
     Name and address                  Number of Shares       Beneficially Owned
     ----------------                  ----------------       ------------------

Glenn A. Little                             405,700                 88.2%
211 West Wall Street
Midland TX 79701

Executive Officers and Directors            405,700                 88.2%
 as a group (three persons)

ITEM 12 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

   3.1     Certificate of Incorporation (*)
   3.2     By-Laws (*)
   3.3     Specimen of Certificate of Common Stock (*)
  14.1     Code of Ethics
  31.1     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
  32.1     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

----------
(*)- Incorporated by reference to the Company's Registration Statement on Form
     S-18 (File No. 2-89013-D)

Reports on Form 8-K

None

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                          Year ended            Year ended
                                        August 31, 2008       August 31, 2007
                                        ---------------       ---------------

     1. Audit fees                           $6,795                $5,801
     2. Audit-related fees                       --                    --
     3. Tax fees                                780                    --
     4. All other fees                           --                    --
                                             ------                ------

        Totals                               $7,575                $5,801
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

The Board reviewed the audited financial statements of the Company as of and for the years ended August 31, 2008 and 2007 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended August 31, 2008 for filing with the U. S. Securities and Exchange Commission.

The Company's principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.




                (Remainder of this page left blank intentionally)



              (Financial statements follow, beginning on Page F-1)

                          8888 ACQUISITION CORPORATION
                          ANNUAL REPORT ON FORM 10KSB
                           YEAR ENDED AUGUST 31, 2008

                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM            F-2

FINANCIAL STATEMENTS

   Balance Sheets
     as of August 31, 2008 and 2007                                          F-3

   Statements of Operations and Comprehensive Loss
     for the years ended August 31, 2008 and 2007                            F-4

   Statement of Changes in Stockholders' Equity
     for the years ended August 31, 2008 and 2007                            F-5

   Statements of Cash Flows
     for the years ended August 31, 2008 and 2007                            F-6

   Notes to Financial Statements                                             F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA


        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
8888 Acquisition Corporation

We have audited the accompanying balance sheets of 8888 Acquisition Corporation (a Nevada corporation) as of August 31, 2008 and 2007 and the related statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for the each of the two years ended August 31, 2008 and 2007, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 8888 Acquisition Corporation as of August 31, 2008 and 2007 and the results of its operations and its cash flows for the each of the two years ended August 31, 2008 and 2007, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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


                                             /s/ S. W. Hatfield, CPA
                                             --------------------------------
                                             S. W. HATFIELD, CPA

Dallas, Texas
September 9, 2008

                          8888 ACQUISITION CORPORATION
                                 BALANCE SHEETS
                            August 31, 2008 and 2007

                                                                         August 31,          August 31,
                                                                           2008                2007
                                                                         ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $  24,113           $  17,105
                                                                         ---------           ---------

      TOTAL CURRENT ASSETS                                                  24,113              17,105
                                                                         ---------           ---------

TOTAL ASSETS                                                             $  24,113           $  17,105
                                                                         =========           =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES
   Loans from officer/stockholder                                        $      --           $  30,000
   Accounts payable - trade                                                     --                  --
   Interest payable to officer/stockholder                                      --               2,827
                                                                         ---------           ---------

      TOTAL CURRENT LIABILITIES                                                 --              32,827
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.0001 par value
     50,000,000 shares authorized
     None issued and outstanding                                                --                  --
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     459,900 and 359,900 issued and outstanding, respectively                   46                  36
   Additional paid-in capital                                              933,394             870,904
   Accumulated deficit                                                    (909,327)           (886,662)
                                                                         ---------           ---------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  24,113             (15,722)
                                                                         ---------           ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  24,113           $  17,105
                                                                         =========           =========


   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      Years ended August 31, 2008 and 2007


                                                   Year ended        Year ended
                                                    August 31,        August 31,
                                                      2008              2007
                                                    ---------         ---------

REVENUES                                            $      --         $      --
                                                    ---------         ---------
EXPENSES
   General and administrative expenses                 21,122            15,345
                                                    ---------         ---------

      Total operating expenses                         21,122            15,345
                                                    ---------         ---------

INCOME (LOSS) FROM OPERATIONS                         (21,122)          (15,345)

OTHER INCOME (EXPENSE)
   Interest income                                        214               238
   Interest expense to stockholder/officer             (1,757)           (1,575)
                                                    ---------         ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES       (22,665)          (16,682)

PROVISION FOR INCOME TAXES                                 --                --
                                                    ---------         ---------

NET LOSS                                              (22,665)          (16,682)

OTHER COMPREHENSIVE INCOME                                 --                --
                                                    ---------         ---------

COMPREHENSIVE LOSS                                  $ (22,665)        $ (16,682)
                                                    =========         =========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                            $   (0.06)        $   (0.27)
                                                    =========         =========
Weighted-average number of shares
 outstanding - basic and fully diluted                362,905            61,900
                                                    =========         =========


   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Years ended August 31, 2008 and 2007

                                         Common Stock           Additional
                                     ---------------------        paid-in        Accumulated
                                     Shares         Amount        capital          deficit            Total
                                     ------         ------        -------          -------            -----
BALANCES AT SEPTEMBER 1, 2006           474         $   --       $ 855,315        $(869,980)        $ (14,665)
Effect of 100 for 1 forward
 stock split on October 15, 2007     46,926              5              (5)              --                --
                                   --------         ------       ---------        ---------         ---------
BALANCES AT SEPTEMBER 1, 2006,
AFTER EFFECT OF FORWARD
STOCK SPLIT                          47,400              5         855,310         (869,980)          (14,665)

Sale of common stock for cash         3,125             --          15,625               --            15,625

Effect of forward stock split       309,375             31             (31)              --                --

Net loss for the year                    --             --              --          (16,682)          (16,682)
                                   --------         ------       ---------        ---------         ---------

BALANCES AT AUGUST 31, 2007         359,900             36         870,904         (886,662)          (15,722)

Private placement sale of
 common stock                       100,000             10          62,490               --            62,500

Net loss for the year                    --             --              --          (22,665)          (22,665)
                                   --------         ------       ---------        ---------         ---------

BALANCES AT AUGUST 31, 2008         459,900         $   46       $ 933,394        $(909,327)        $  24,113
                                   ========         ======       =========        =========         =========


   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                            STATEMENTS OF CASH FLOWS
                      Years ended August 31, 2008 and 2007

                                                                  Year ended         Year ended
                                                                  August 31,         August 31,
                                                                     2008               2007
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year                                           $(22,665)          $(16,682)
   Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization                                      --                 --
      Increase (Decrease) in
        Accounts payable - trade                                         --                 --
        Interest payable to stockholder/officer                      (2,827)             1,575
                                                                   --------           --------

          NET CASH USED IN OPERATING ACTIVITIES                     (25,492)           (15,107)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received from sale of common stock                           62,500             15,625
   Cash advanced by (repaid to) stockholder/officer                 (30,000)            15,000
                                                                   --------           --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                  32,500             30,625
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                           7,008             15,518

Cash at beginning of year                                            17,105              1,587
                                                                   --------           --------

CASH AT END OF YEAR                                                $ 24,113           $ 17,105
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $  4,584           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
                                                                   ========           ========


   The accompanying notes are an integral part of these financial statements.

                          8888 ACQUISITION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2008 and 2007


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

During the year ended August 31, 1990, the Company sold or otherwise disposed of all assets and operations in order to settle then-outstanding indebtedness related to the acquisition of the mining claims and equipment. Since August 31, 1990, the Company has had no sustainable operations or assets.

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

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            August 31, 2008 and 2007


NOTE C - GOING CONCERN UNCERTAINTY

The Company was originally formed in 1983 for the purpose of purchasing mining claims, both patented and unpatented, a mill, buildings and mining equipment located in San Miguel County, Colorado. This purchase was completed on April 22, 1986 and proved unsuccessful. All business operations were abandoned by August 31, 1990. Since August 31, 1990, the Company has had no sustainable operations or assets. The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At August 31, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

     As of August 31, 2008 and 2007, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control transaction involving 50 percentage points or more of the issued and outstanding securities of the Company held by persons owing 5.0% or more of the Company's equity securities.

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            August 31, 2008 and 2007


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

     At August 31, 2008 and 2007, and subsequent thereto, the Company's outstanding warrants are considered anti-dilutive due to the Company's net operating loss position.

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

NOTE F - LOANS FROM STOCKHOLDER/OFFICER

The Company and it's controlling stockholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through the quarter ended May 31, 2008, Mr. Little had advanced an aggregate $30,000 under this agreement.

On  August  21,  2008,   the  Company  repaid  the  $30,000   indebtedness   and
approximately $4,584 in accrued interest to Mr. Little to retire this obligation in full.


                (Remainder of this page left blank intentionally)

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            August 31, 2008 and 2007


\NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended August 31, 2008 and 2007, are as follows:

                                             Year ended             Year ended
                                             August 31,             August 31,
                                                2008                   2007
                                              --------               --------
     Federal:
       Current                                $     --               $     --
       Deferred                                     --                     --
                                              --------               --------
                                                    --                     --
                                              --------               --------
     State:
       Current                                      --                     --
       Deferred                                     --                     --
                                              --------               --------
                                                    --                     --
                                              --------               --------
       Total                                  $     --               $     --
                                              ========               ========

The Company has a cumulative net operating loss carryforward of approximately $47,700, after the April 2004 change in control transaction, for income tax purposes. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended August 31, 2008 and 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Year ended    Year ended
                                                        August 31,    August 31,
                                                          2008          2007
                                                        --------      --------

Statutory rate applied to income before income taxes    $ (7,700)     $ (5,700)
Increase (decrease) in income taxes resulting from:
  State income taxes                                          --            --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward      7,700         5,700
                                                        --------      --------
      Income tax expense                                $     --      $     --
                                                        ========      ========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of August 31, 2008 and 2007, respectively:

                                                       August 31,     August 31,
                                                          2008          2007
                                                        --------      --------
Deferred tax assets
Net operating loss carryforwards                        $ 16,200      $  8,500
Less valuation allowance                                 (16,200)       (8,500)
                                                        --------      --------
    Net Deferred Tax Asset                              $     --      $     --
                                                        ========      ========

During each of the years ended August 31, 2008 and 2007, respectively, the reserve for the deferred current tax asset increased by approximately $7,700 and $5,700.

                          8888 ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            August 31, 2008 and 2007


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

On or about August 13, 2008, the Company completed a private placement of an aggregate 100,000 net post-split shares of restricted, unregistered common stock for total cash proceeds of $62,500 to Glenn A. Little, the Company's sole officer and director. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares.



                (Remainder of this page left blank intentionally)



                        (Signatures follow on next page)

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                             8888 ACQUISITION CORP.


Dated: September 9, 2008                     By: /s/ Glenn A. Little
       -----------------                        --------------------------------
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

                                             8888 ACQUISITION CORP.


Dated: September 9, 2008                     By: /s/ Glenn A. Little
       -----------------                        --------------------------------
                                                                 Glenn A. Little
                                                        President, Sole Director
                                                     Chief Executive Officer and
                                                         Chief Financial Officer