Form 10-Q
period 2008-11-30
8888 Acquisition CORP
filed 2008-12-09
CIK 1376866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-52251

8888 Acquisition Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	59-2340247
(State of incorporation)	(IRS Employer ID Number)

211 West Wall Street, Midland, TX 79701
(Address of principal executive offices)

(432) 682-1761
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 8, 2008: 459,900

Transitional Small Business Disclosure Format (check one):  YES ☐  NO  ☒

8888 Acquisition Corp.

Form 10-Q for the Quarter ended November 30, 2008

Part I
Item 1 - Financial Statements

8888 Acquisition Corporation
Balance Sheets
November 30, 2008 and August 31, 2008

	(Unaudited)	(Audited)
	November 30,	August 31,
	2008	2008
ASSETS

Current Assets
Cash on hand and in bank	$21,117	$6,879

Total Current Assets	21,117	6,879

Total Assets	$21,117	$24,113

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable - trade	$—	$—

Total Liabilities	—	—

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.0001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
459,900 shares issued and outstanding, respectively	46	46
Additional paid-in capital	933,394	933,394
Accumulated deficit	(912,323)	(909,327)

Total Shareholders’ Equity (Deficit)	21,117	24,113

Total Liabilities and Shareholders’ Equity	$21,117	$24,113

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Statements of Operations and Comprehensive Loss
Three months ended November 30, 2008 and 2007

(Unaudited)

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2007	2007

Revenues	$—	$—

Expenses
General and administrative expenses	3,105	10,650

Total operating expenses	3,105	10,650

Income (Loss) from operations	(3,105)	(10,650)

Other Income (Expense)
Interest income	109	127
Interest expense to shareholder/officer	—	(449)

Income (Loss) before provision for income taxes	(2,996)	(10,972)

Provision for income taxes	—	—

Net Loss	(2,996)	(10,972)

Other Comprehensive Income	—	—

Comprehensive Loss	$(2,996)	$(10,972)

Earnings per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.01)	$(0.03)

Weighted-average number of shares
outstanding - basic and fully diluted	459,900	359,900

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Statements of Cash Flows
Three months ended November 30, 2008 and 2007

(Unaudited)

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2008	2008
Cash Flows from Operating Activities
Net loss for the period	$(2,996)	$(10,972)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable - trade	—	—
Interest payable to shareholder/officer	—	449

Net cash used in operating activities	(2,996)	(10,523)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash advanced by shareholder/officer	—	—

Net cash provided by financing activities	—	—

Increase (Decrease) in Cash	(2,996)	(10,523)

Cash at beginning of year	24,113	17,105

Cash at end of period	$21,117	$6,582

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Notes to Financial Statements
November 30, 2008 and 2007

Note A - Organization and Description of Business

8888 Acquisition Corporation (Company) was originally incorporated on September 20, 1983 in accordance with the Laws of the State of Florida.

On July 18, 2006, the Company changed its state of incorporation from Florida to Nevada by means of a merger with and into 8888 Acquisition Corporation, a Nevada corporation formed on June 26, 2006 solely for the purpose of effecting the reincorporation.  The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation.  Such Certificate of Incorporation kept the surviving entity’s name of 8888 Acquisition Corporation and modified the Company’s capital structure to allow for the issuance of up to 100,000,000 shares of $0.0001 par value common stock and up to 50,000,000 shares of $0.0001 par value preferred stock.

The Company was originally formed for the purpose of purchasing mining claims, both patented and unpatented, a mill, buildings and mining equipment located in San Miguel County, Colorado.  This purchase was completed on April 22, 1986 and proved unsuccessful.  All business operations were abandoned by the Company’s year ended August 1990.

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

The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended August 31, 2008.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

8888 Acquisition Corporation
Notes to Financial Statements - Continued
November 30, 2008 and 2007

Note B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending August 31, 2009.

Note C - Going Concern Uncertainty

The Company was originally formed in 1983 for the purpose of purchasing mining claims, both patented and unpatented, a mill, buildings and mining equipment located in San Miguel County, Colorado.  This purchase was completed on April 22, 1986 and proved unsuccessful.  All business operations were abandoned by August 31, 1990.  Since August 31, 1990, the Company has had no sustainable operations or assets.  The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire any existing liabilities and obligations on a timely basis.

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

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time.  In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company’s ongoing operations would be negatively impacted.

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

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

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
November 30, 2008 and 2007

Note D - Summary of Significant Accounting Policies - Continued

2.	Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  At November 30, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of November 30, 2008 and 2007, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

At November 30, 2008 and 2007, and subsequent thereto, the Company had no outstanding common stock equivalents.

Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The company does not use derivative instruments to moderate its exposure to financial risk, if any.

8888 Acquisition Corporation
Notes to Financial Statements - Continued
November 30, 2008 and 2007

Note F - Loans from Stockholder/Officer

The Company and it’s controlling stockholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through the quarter ended May 31, 2008, Mr. Little had advanced an aggregate $30,000 under this agreement.

On August 21, 2008, the Company repaid the $30,000 indebtedness and approximately $4,584 in accrued interest to Mr. Little to retire this obligation in full.

Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended November 30, 2008 and 2007, are as follows:

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2008	2007
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

The Company has a cumulative net operating loss carryforward of approximately $50,700, after the April 2004 change in control transaction, for income tax purposes.  The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three month periods ended November 30, 2008 and 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2008	2007

Statutory rate applied to income before income taxes	$(1,000)	$(3,700)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	1,000	3,700

Income tax expense	$—	$—

8888 Acquisition Corporation
Notes to Financial Statements - Continued
November 30, 2008 and 2007

Note G - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of November 30, 2008 and August 31, 2008, respectively:

	November 30,	August 31,
	2008	2008
Deferred tax assets
Net operating loss carryforwards	$17,200	$16,200
Less valuation allowance	(17,200)	(16,200)

Net Deferred Tax Asset	$—	$—

During the three months ended November 30, 2008 and the year ended August 31, 2008, respectively, the reserve for the deferred current tax asset increased by approximately $1,000 and $7,700.

Note H - Common Stock Transactions

On February 28, 2007, by written consents in lieu of meeting, stockholders representing a majority of the issued and outstanding shares of the Company’s common stock approved a recommendation of the Company’s Board of Directors to effect a 1 share for 3,300 share reverse split of the Company's common stock, with all fractional shares being paid $0.05 for each fractional share.  The effect of this action reduced the number of issued and outstanding shares from 32,919,930 to 9,558.

On June 5, 2007, by written consents in lieu of meeting, stockholders representing a majority of the issued and outstanding shares of the Company’s common stock approved a recommendation of the Company’s Board of Directors to effect a 1 for 100 shares reverse split of the Company's common stock, with all fractional shares rounded up to the nearest whole share.  The effect of this action reduced the number of issued and outstanding shares from 9,558 to 474.

On October 15, 2007, the Company’s Board of Directors effected a 100 for 1 forward split of the Company’s common stock.  The effect of this action increased the number of issued and outstanding shares from 3,599 to 359,900.

The cumulative effect of these three actions are presented in the accompanying financial statements as of the first day of the first period presented.

On or about August 17, 2007, the Company completed a private placement of an aggregate 312,500 net post-split shares  of restricted, unregistered common stock for total cash proceeds of $15,625 to three separate individuals, including 300,000 shares to Glenn A. Little, the Company’s sole officer and director.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares.

On or about August 13, 2008, the Company completed a private placement of an aggregate 100,000 net post-split shares  of restricted, unregistered common stock for total cash proceeds of $62,500 to Glenn A. Little, the Company’s sole officer and director.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares.

(Remainder of this page left blank intentionally)

Part I - Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)	Results of Operations

The Company had no revenue for either of the respective three month periods ended November 30, 2008 and 2007, respectively.

General and administrative expenses for each of the respective three month periods ended November 30, 2007 and 2006 were approximately $3,100 and $10,650, respectively.  These expenses reflect the costs for supporting the Company’s compliance under the Securities Exchange Act of 1934, as amended, and supporting the corporate entity.   It is anticipated that future expenditure levels may fluctuate, either up or down, as the Company complies with its periodic reporting requirements.

Earnings per share for the respective three month periods ended November 30, 2008 and 2007 were $(0.01) and $(0.03) based on the weighted-average shares issued and outstanding at the end of each respective period, after giving cumulative effect to the two reverse split and one forward split actions of the Company’s stockholders.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

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

(1)
will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

(2)
will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment  advisor,  may be the  subject of any  pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

(3)	will have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

At November 30, 2008 and August 31, 2008, the Company had a working capital of approximately $21,000 and $24,000, respectively.

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

The Company and it’s controlling stockholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through the quarter ended May 31, 2008, Mr. Little had advanced an aggregate $30,000 under this agreement.

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

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(5)	Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note E of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company may be subject to certain market risks, including changes in interest rates and currency exchange rates.  At the present time, the Company does not undertake any specific actions to limit those exposures.

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2008.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

8888 Acquisition Corp.

Dated: December 8, 2008	By: /s/ Glenn A. Little
Glenn A. Little
Chairman, Chief Executive Officer,
Chief Financial Officer and Director