Form 10-Q
period 2009-02-28
8888 Acquisition CORP
filed 2009-03-20
CIK 1376866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-52251

8888 Acquisition Corp.
(Exact name of registrant as specified in its charter)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  March 18, 2009: 459,900

Transitional Small Business Disclosure Format (check one):  YES  ☒    NO  ☐

8888 Acquisition Corp.

Form 10-Q for the Quarter ended February 28, 2009

Part I
Item 1 - Financial Statements

8888 Acquisition Corporation
Balance Sheets
February 28, 2009 and August 31, 2008

	(Unaudited)	(Audited)
	February 28,	August 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$19,110	$24,113

Total Current Assets	19,110	24,113

Total Assets	$19,110	$24,113

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$—	$—

Total Liabilities	—	—

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.0001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
459,900 shares issued and outstanding, respectively	46	46
Additional paid-in capital	933,394	933,394
Accumulated deficit	(914,330)	(909,327)

Total Shareholders’ Equity (Deficit)	19,110	24,113

Total Liabilities and Shareholders’ Equity	$19,110	$24,113

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Statements of Operations and Comprehensive Loss
Six and Three months ended February 28, 2009 and February 29, 2008

(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	February 29,	February 29,	February 29,	February 29,
	2009	2008	2009	2008

Revenues	$—	$—	$—	$—

Expenses
General and administrative expenses	5,175	12,789	2,070	2,139

Total operating expenses	5,175	12,789	2,070	2,139

Income (Loss) from operations	(5,175)	(12,789)	(2,070)	(2,139)

Other Income (Expense)
Interest income	172	177	64	50
Interest expense to shareholder/officer	—	(898)	—	(449)

Income (Loss) before
provision for income taxes	(5,003)	(13,510)	(2,006)	(2,538)

Provision for income taxes	—	—	—	—

Net Loss	(5,003)	(13,510)	(2,006)	(2,538)

Other Comprehensive Income	—	—	—	—

Comprehensive Loss	$(5,003)	$(13,510)	$(2,006)	$(2,538)

Earnings per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.01)	$(0.04)	$(0.01)	$(0.01)

Weighted-average number of shares
outstanding - basic and fully diluted	359,900	359,900	359,900	359,900

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Statements of Cash Flows
Six months ended February 28, 2009 and February 29, 2008

(Unaudited)

	Six months	Six months
	ended	ended
	February 28,	February 29,
	2009	2008

Cash Flows from Operating Activities
Net loss for the period	$(5,003)	$(13,510)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable - trade	—	—
Interest payable to shareholder/officer	—	898

Net cash used in operating activities	(5,003)	(12,612)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash advanced by shareholder/officer	—	—

Net cash provided by financing activities	—	—

Increase (Decrease) in Cash	(5,003)	(12,612)

Cash at beginning of year	24,113	17,105

Cash at end of period	$19,110	$4,493

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Notes to Financial Statements
February 28, 2009 and February 29, 2008

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
February 28, 2009 and February 29, 2008

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
February 28, 2009 and February 29, 2008

Note D - Summary of Significant Accounting Policies - Continued

2.	Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  At February 28, 2009 and February 29, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of February 28, 2009 and February 29, 2008, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

At February 28, 2009 and February 29, 2008, and subsequent thereto, the Company had no outstanding common stock equivalents.

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
February 28, 2009 and February 29, 2008

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

Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended February 28, 2009 and February 29, 2008, are as follows:

	Six months	Six months
	ended	ended
	February 28,	February 29,
	2009	2008
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

The Company has a cumulative net operating loss carryforward of approximately $52,700, after the April 2004 change in control transaction, for income tax purposes.  The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three month periods ended February 28, 2009 and February 29, 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Six months	Six months
	ended	ended
	February 28,	February 29,
	2009	2008

Statutory rate applied to income before income taxes	$(1,700)	$(4,600)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	1,700	4,600

Income tax expense	$—	$—

8888 Acquisition Corporation
Notes to Financial Statements - Continued
February 28, 2009 and February 29, 2008

Note G - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of February 28, 2009 and August 31, 2008, respectively:

	February 28,	August 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$17,900	$16,200
Less valuation allowance	(17,900)	(16,200)

Net Deferred Tax Asset	$—	$—

During the three months ended November 30, 2008 and the year ended August 31, 2008, respectively, the reserve for the deferred current tax asset increased by approximately $1,700 and $7,700.

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

(2)           Results of Operations

The Company had no revenue for either of the respective three month periods ended February 28, 2009 and February 29, 2008, respectively.

General and administrative expenses for each of the respective six month periods ended February 28, 2009 and February 29, 2008 were approximately $5,175 and $12,800, respectively.  These expenses reflect the costs for supporting the Company’s compliance under the Securities Exchange Act of 1934, as amended, and supporting the corporate entity. It is anticipated that future expenditure levels may fluctuate, either up or down, as the Company complies with its periodic reporting requirements.

Earnings per share for the respective six month periods ended February 28, 2009 and February 29, 2008 were $(0.01) and $(0.04) based on the weighted-average shares issued and outstanding at the end of each respective period, after giving cumulative effect to the two reverse split and one forward split actions of the Company’s stockholders.

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

(4)           Liquidity and Capital Resources

At February 28, 2009 and August 31, 2008, the Company had a working capital of approximately $19,000 and $24,000, respectively.

There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's current working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not renew its operations.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company’s articles of incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

The Company anticipates future sales or other issuances of equity securities to facilitate either the consummation of a business combination transaction or to raise working capital to support and preserve the integrity of the corporate entity.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  However, the Company is at the mercy of current and future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.

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

In prior periods, the Company and it’s controlling stockholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through the quarter ended May 31, 2008, Mr. Little had advanced an aggregate $30,000 under this agreement.

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

Our significant accounting policies are summarized in the accompanying notes to our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company may be subject to certain market risks, including changes in interest rates and currency exchange rates.  At the present time, the Company does not undertake any specific actions to limit those exposures.

Item 4 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

8888 Acquisition Corp.

Dated: March 18, 2009	By: /s/ Glenn A. Little
Glenn A. Little
Chairman, Chief Executive Officer,
Chief Financial Officer and Director