Form 10-Q
period 2009-05-31
8888 Acquisition CORP
filed 2009-06-09
CIK 1376866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2009

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

(432) 682-1761
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 9, 2009: 459,900

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

8888 Acquisition Corp.

Form 10-Q for the Quarter ended May 31, 2009

Part I
Item 1 - Financial Statements

8888 Acquisition Corporation
Balance Sheets
May 31, 2009 and August 31, 2008

	(Unaudited)	(Audited)
	May 31,	August 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$17,076	$24,113

Total Current Assets	17,076	24,113

Total Assets	$17,076	$24,113

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$—	$—

Total Liabilities	—	—

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.0001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
459,900 shares issued and outstanding, respectively	46	46
Additional paid-in capital	933,394	933,394
Accumulated deficit	(916,364)	(909,327)

Total Shareholders’ Equity (Deficit)	17,076	24,113

Total Liabilities and Shareholders’ Equity	$17,076	$24,113

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Statements of Operations and Comprehensive Loss
Nine and Three months ended May 31, 2009 and 2008

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008

Revenues	$—	$—	$—	$—

Expenses
General and administrative expenses	7,220	14,262	2,045	1,473

Total operating expenses	7,220	14,262	2,045	1,473

Income (Loss) from operations	(7,220)	(14,262)	(2,045)	(1,473)

Other Income (Expense)
Interest income	183	197	11	20
Interest expense to shareholder/officer	—	(1,352)	—	(454)

Income (Loss) before
provision for income taxes	(7,037)	(15,417)	(2,034)	(1,907)

Provision for income taxes	—	—	—	—

Net Loss	(7,037)	(13,417)	(2,034)	(1,907)

Other Comprehensive Income	—	—	—	—

Comprehensive Loss	$(7,037)	$(13,417)	$(2,034)	$(1,907)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.02)	$(0.04)	$(0.00)	$(0.01)

Weighted-average number of shares outstanding -
basic and fully diluted	459,900	359,900	459,900	359,900

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Statements of Cash Flows
Nine months ended May 31, 2009 and 2008

(Unaudited)

	Nine months	Nine months
	ended	ended
	May 31,	May 31
	2009	2008
Cash Flows from Operating Activities
Net loss for the period	$(7,037)	$(15,417)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable - trade	—	—
Interest payable to shareholder/officer	—	1,352

Net cash used in operating activities	(7,037)	(14,065)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash advanced by shareholder/officer	—	—

Net cash provided by financing activities	—	—

Increase (Decrease) in Cash	(7,037)	(14,065)

Cash at beginning of year	24,113	17,105

Cash at end of period	$17,076	$3,040

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid in cash for the period	$—	$—
Income taxes paid in cash for the period	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Notes to Financial Statements
May 31, 2009 and 2008

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
May 31, 2009 and 2008

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

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity; however, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

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
May 31, 2009 and 2008

Note D - Summary of Significant Accounting Policies - Continued

2.         Income Taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, with various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before 2005.  The Company does not anticipate any examinations of returns filed since 2005.

The Company uses the asset and liability method of accounting for income taxes.  At May 31, 2009 and December 31, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on October 1, 2007.  FASB Interpretation No. 48 requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Interpretation 48, the Company did not incur any liability for unrecognized tax benefits.

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

At May 31, 2009 and 2008, and subsequent thereto, the Company had no outstanding common stock equivalents.

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
May 31, 2009 and 2008

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

Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended May 31, 2009 and 2008, are as follows:

	Nine months	Nine months
	ended	ended
	May 31,	May 31,
	2009	2008
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

The Company has a cumulative net operating loss carryforward of approximately $54,700, after the April 2004 change in control transaction, for income tax purposes.  The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the nine month periods ended May 31, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months	Nine months
	ended	ended
	May 31,	May 31,
	2009	2008

Statutory rate applied to income before income taxes	$(2,400)	$(5,200)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	2,400	5,200

Income tax expense	$—	$—

8888 Acquisition Corporation
Notes to Financial Statements - Continued
May 31, 2009 and 2008

Note G - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of May 31, 2009 and August 31, 2008, respectively:

	May 31,	August 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$18,600	$16,200
Less valuation allowance	(18,600)	(16,200)

Net Deferred Tax Asset	$—	$—

During the nine months ended May 31, 2009 and the year ended August 31, 2008, respectively, the reserve for the deferred current tax asset increased by approximately $2,400 and $7,700.

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

(2)         Results of Operations

The Company had no revenue for either of the respective nine or three month periods ended May 31, 2009 and 2008, respectively.

General and administrative expenses for each of the respective nine month periods ended May 31, 2009 and 2008 were approximately $7,220 and $14,300, respectively.  These expenses reflect the costs for supporting the Company’s compliance under the Securities Exchange Act of 1934, as amended, and supporting the corporate entity. It is anticipated that future expenditure levels may fluctuate, either up or down, as the Company complies with its periodic reporting requirements.

Earnings per share for the respective nine month periods ended May 31, 2009 and 2008 were $(0.02) and $(0.04) based on the weighted-average shares issued and outstanding at the end of each respective period, after giving cumulative effect to the two reverse split and one forward split actions of the Company’s stockholders.

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

(3)         Liquidity and Capital Resources

At May 31, 2009 and August 31, 2008, the Company had a working capital of approximately $17,076 and $24,113, respectively.

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

In prior periods, the Company and it’s controlling stockholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through the quarter ended May 31, 2008, Mr. Little advanced an aggregate $30,000 under this agreement.  On August 21, 2008, the Company repaid the $30,000 indebtedness and approximately $4,584 in accrued interest to Mr. Little to retire this obligation in full.

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

(4)	Critical Accounting Policies

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

Item 4 - Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)       Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

8888 Acquisition Corp.

Dated: June 9, 2009	By:	/s/ Glenn A. Little
Glenn A. Little
Chairman, Chief Executive Officer,
Chief Financial Officer and Director