Form 10-K
period 2009-08-31
8888 Acquisition CORP
filed 2009-09-21
CIK 1376866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2009

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-52251

8888 Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	59-2340247
(State of incorporation)	(IRS Employer ID Number)

211 West Wall Street, Midland, TX 79701
(Address of principal executive offices)

(432) 682-1761
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Exchange Act - None

Securities registered under Section 12(g) of the Exchange Act: - Common Stock - $0.0001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of Alarge accelerated filer@, Aaccelerated filer@ and Asmaller reporting company@ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☒  No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 11, 2009 was approximately $5,420 based upon 54,200 shares held by non-affiliates and a closing market price of $0.10 per share on September 11, 2009.

As of September 14, 2009, there were 459,900 shares of Common Stock issued and outstanding.

8888 Acquisition Corp.

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1 - Business

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

On February 28, 2007, by written consents in lieu of meeting, stockholders representing a majority of the issued and outstanding shares of the Company=s common stock approved a recommendation of the Company=s Board of Directors to effect a 1 share for 3,300 share reverse split of the Company's common stock, with all fractional shares being paid $0.05 for each fractional share.  The effect of this action reduced the number of then issued and outstanding shares from 32,919,930 to 9,558.

On June 5, 2007, by written consents in lieu of meeting, stockholders representing a majority of the issued and outstanding shares of the Company=s common stock approved a recommendation of the Company=s Board of Directors to effect a 1 for 100 shares reverse split of the Company's common stock, with all fractional shares rounded up to the nearest whole share.  The effect of this action reduced the number of then issued and outstanding shares from 9,558 to 474.

On October 15, 2007, the Company=s Board of Directors effected a 100 for 1 forward split of the Company=s common stock.  The effect of this action increased the number of then issued and outstanding shares from 3,599 to 359,900.

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

It is anticipated that the Company=s officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company=s existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity.  No direct discussions regarding the possibility of merger are expected to occur until after the effective date of this registration statement.  No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions.  Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company=s search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations.  In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities).  The Company anticipates that the business opportunities presented to it will (I) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics.  The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned.  Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources.  This include industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.  The Company=s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of this registration of its securities, any entity, which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public Company and establish a public trading market for its securities.  In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates.  If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock.  In the Company=s judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended as long as the transaction is a private transaction rather than a public distribution of securities.  The sale of a controlling interest by certain principal shareholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below, and Risk Factors, The Company,  Lack of Continuity of Management).  In the event of such a resignation, the Company=s current management would thereafter have no control over the conduct of the Company=s business.

It is anticipated that business opportunities will come to the Company=s attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

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

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management=s analysis of the quality of the other Company=s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.  In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company=s limited financing.  This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company=s securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval.  In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company=s securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction.  Other types of transactions require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal.  Minority shareholders that do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter=s rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company=s officers and directors, none of whom are professional business analysts (See Management).  Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder=s fee.  Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid.  However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

•	Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;

•	The Company=s perception of how any particular business opportunity will be received by the investment community and by the Company=s stockholders;

•
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

•
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

•	The extent to which the business opportunity can be advanced;

•	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of existing management or management prospects that are scheduled for recruitment;

•	The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

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

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.  Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Potential investors must recognize that, because of the Company=s limited capital available for investigation and management=s limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

As part of the Company=s investigation, the Company=s executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company=s limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks.  The regulations would affect, and possibly impair, any market that might develop in the Company=s securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations.  (See Risk Factors Regulation of Penny Stocks)

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive.  These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.  Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity.  Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected.  Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements.  The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization.  Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization.  In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction.  As part of such a transaction, the Company=s existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called AB@ tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization.  If a transaction were structured to take advantage of these provisions rather than other a tax free provisions provided under the Internal Revenue Code, the Company=s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares.  This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization.  Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available.  In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter.  The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company=s securities may have a depressive effect upon such market.

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

The Company=s plan of business may involve changes in its capital structure, management, control and business, especially if it consummates the reorganization as discussed above.  Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment Company securities. Since the Company will not register as an investment Company, stockholders will not be afforded these protections.

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

Item 1A - Risk Factors

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

Further, Glenn A. Little holds equivalent positions in other entities identical or similar to the Company.  Accordingly, the Company is engaged in direct competition with other comparable entities either owned or controlled by Mr. Little.  Mr Little=s interests in these entities present potential conflicts of interest with those of the Company and its stockholders.

It is anticipated that the Company=s principal shareholder may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or, in connection with, a proposed merger or acquisition transaction.  In this process, the Company=s principal shareholders may consider his own personal pecuniary benefit rather than the best interest of other Company shareholders.  Depending upon the nature of a proposed transaction, Company shareholder other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

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

No Assurance of Success or Profitability

There is no assurance that the Company will acquire a favorable business opportunity.  Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company=s outstanding shares will be increased thereby.

Type of Business To Be Acquired

The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors.  Because of the Company=s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company.  Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Lack of Diversification

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations.  The Company=s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company=s operations.

Only One Director and Officer

Because management consists of only one person, while seeking a business combination, Glenn A. Little, the Company=s President, will be the only person responsible in conducting the day-to-day operations of the Company.  The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company.  Mr. Little  anticipates devoting only a limited amount of time per month to the business of the Company.  Mr. Little has not entered into a written employment agreement with the Company and he is not expected to do so.  The Company does not anticipate obtaining key man life insurance on Mr. Little.  The loss of the services of Mr. Little would adversely affect development of the Company=s business and its likelihood of continuing operations.

Dependence Upon Management, Limited Participation of Management

The Company will be entirely dependant upon the experience of its officer and director in seeking, investigating, and acquiring a business and in making decisions regarding the Company=s operations.  Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company=s officers and directors.  (See Management.)

Possible Need For Additional Financing

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities.  Even if the Company=s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity.  Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital.  In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholder.  However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing.  There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company.  If not available, the Company=s operations will be limited to those that can be financed with its modest capital.

Dependence Upon Outside Advisors

To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors.  The selection of any such advisors will be made by the Company=s officer, without any input by shareholders.  Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company.  In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Regulation of Penny Stocks

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate Apenny stocks.@ Because the securities of the Company may constitute Apenny stocks@ within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers= (NASD) OTC Bulletin Board or the APink Sheets@, the rules would apply to the Company and to its securities.  The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities.  Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person=s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person=s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person=s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person=s financial situation, investment experience, and investment objectives; and 8 receive from the person a manually signed and dated copy of the written statement.  It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions.  Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.  Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or afew broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) Aboiler room@ practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  The Company=s management is aware of the abuses that have occurred historically in the penny stock market.  Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company=s securities.

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

Probable Change in Control of The Company and/or Management

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company=s authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company.  As a condition of the business combination agreement, the current shareholder of the Company may agree to sell or transfer all or a portion of the Company=s common stock he owns so to provide the target company with all or majority control.  The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Possible Dilution of Value of Shares Upon Business Combination

A business combination normally will involve the issuance of a significant number of additional shares.  Depending upon the value of the assets acquired in such business combination, the per share value of the Company=s common stock may increase or decrease, perhaps significantly.

Limited or No Public Market Exists

There is currently a limited  public market for the Company=s common stock, via the APink Sheets@ and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all.  If a market should develop, the price may be highly volatile.  Factors such as those discussed in this ARisk Factors@ section may have a significant impact upon the market price of the securities offered hereby.  Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities.  Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Registration of Shares is Required

It is the SEC=s position that securities issued by a Ashell@ company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the AAct@), but must be registered under the Securities Act of 1933.  Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the SEC prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements.  The Company will make appropriate provisions under the Securities Act of 1933 to register the Company=s shares for resale.@

Blue Sky Consideration

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  Accordingly, investors should consider the secondary market for the Company=s securities to be a limited one.

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

Item 2 - Properties

The Company currently maintains a mailing address at 211 West Wall Street, Midland, Texas 79701.  The Company=s telephone number there is (432) 682-1761.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company=s President.

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

Item 4 - Submission of Matters to a Vote of Security Holders

None

PART II

Item 5 - Market for Registrant=s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading

The Company has approximately 263 shareholders of record and an estimated 100 shareholder positions held in Astreet name@.

The Company=s Common Stock is quoted on the OTC Bulletin Board under symbol AEGHA@.  As of the date of this report, there are few and infrequent trades of the Company=s securities.  The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock:

	High	Low
Fiscal year ended August 31, 2008
Quarter ended November 30, 2007	Not eligible for trading
Quarter ended February 28, 2008	$2.00	$1.05
Quarter ended May 31, 2008	1.35	1.25
Quarter ended August 31, 2008	1.25	1.25

Fiscal year ended August 31, 2009
Quarter ended November 30, 2008	$1.26	$1.25
Quarter ended February 28, 2009	1.26	1.25
Quarter ended May 31, 2009	1.25	1.01
Quarter ended August 31, 2009	1.01	0.10

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

Dividend policy

No dividends have been paid to date and the Company=s Board of Directors does not anticipate paying dividends in the foreseeable future.  It is the current policy of the Company=s Board of Directors to retain all earnings, if any, to support future growth and expansion.

Recent issuances of Unregistered Securities

On February 28, 2007, by written consents in lieu of meeting, stockholders representing a majority of the issued and outstanding shares of the Company=s common stock approved a recommendation of the Company=s Board of Directors to effect a 1 share for 3,300 share reverse split of the Company's common stock, with all fractional shares being paid $0.05 for each fractional share.  The effect of this action reduced the number of issued and outstanding shares from 32,919,930 to 9,558.

On June 5, 2007, by written consents in lieu of meeting, stockholders representing a majority of the issued and outstanding shares of the Company=s common stock approved a recommendation of the Company=s Board of Directors to effect a 1 for 100 shares reverse split of the Company's common stock, with all fractional shares rounded up to the nearest whole share.  The effect of this action reduced the number of issued and outstanding shares from 9,558 to 474.

On October 15, 2007, the Company=s Board of Directors effected a 100 for 1 forward split of the Company=s common stock.  The effect of this action increased the number of issued and outstanding shares from 3,599 to 359,900.

The cumulative effect of these three actions are presented in the accompanying financial statements as of the first day of the first period presented.

On or about August 17, 2007, the Company completed a private placement of an aggregate 3,125 pre-stock split action shares (312,500 cumulative stock split action shares) of restricted, unregistered common stock for total cash proceeds of $15,625 to three separate individuals, including 3,000 pre-stock split action shares (300,000 cumulative stock split action shares) to Glenn A. Little, the Company=s sole officer and director.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares.

On or about August 13, 2008, the Company completed a private placement of an aggregate 100,000 net post-split shares  of restricted, unregistered common stock for total cash proceeds of $62,500 to Glenn A. Little, the Company=s sole officer and director.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares.

Item 6 - Selected Financial Data

Not required for registrant.

Item 7 - Management=s Discussion and Analysis of Financial Condition and Results of Operations

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)	General

8888 Acquisition Corporation (Company) was originally incorporated on September 20, 1983 in accordance with the Laws of the State of Florida.

On July 18, 2006, the Company changed its state of incorporation from Florida to Nevada by means of a merger with and into 8888 Acquisition Corporation, a Nevada corporation formed on June 26, 2006 solely for the purpose of effecting the reincorporation.  The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation.  Such Certificate of Incorporation kept the surviving entity=s name of 8888 Acquisition Corporation and modified the Company=s capital structure to allow for the issuance of up to 100,000,000 shares of $0.0001 par value common stock and up to 50,000,000 shares of $0.0001 par value preferred stock.

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

The Company=s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

(3)	Results of Operations

The Company had no revenue for either of the years ended August 31, 2009 and 2008, respectively.

General and administrative expenses for each of the years ended August 31, 2009 and 2008  were approximately $10,000 and $21,000, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it=s periodic reporting requirements.  Earnings per share for the respective years ended August 31, 2009 and 2008 were $(0.02) and $(0.06) based on the weighted-average shares issued and outstanding at the end of each respective period.

It is anticipated that future expenditure levels will remain in line relatively consistent until such time that the Company completes a business combination transaction.  Upon completion of a business combination transaction, it is anticipated that the Company=s expenses will increase significantly.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company begins meaningful operations.

(4)	Plan of Business

General

The Company=s current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Exchange Act registered corporation.  As of the date of this registration statement, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company=s officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company=s management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company=s ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company=s common stock will become worthless and holders of the Company=s common stock will receive a nominal distribution, if any, upon the Company=s liquidation and dissolution.

Management

The Company is a shell corporation, and currently has no full-time employees.  Glenn A. Little is the Company=s sole officer, director, and controlling stockholder.  All references herein to management of the Company are to Mr. Little.  Mr. Little, as president of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation.  Potential conflicts may arise with respect to the limited time commitment by Mr. Little and the potential demands of the Company=s activities.

The amount of time spent by Mr. Little on the activities of the Company is not predictable.  Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between.  It is impossible to predict with any precision the exact amount of time Mr. Little will actually be required to spend to locate a suitable target company.  Mr. Little estimates that the business plan of the Company can be implemented by devoting less than 4 hours per month but such figure cannot be stated with precision.

Search for Business Opportunities

The Company=s search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements.  The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources.  The Company=s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.  No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company may merge with a company that has retained one or more consultants or outside advisors.  In that situation, the Company expects that the business opportunity will compensate the consultant or outside advisor.  As of the date of this filing, there have been no discussions, agreements or understandings with any party regarding the possibility of a merger or acquisition between the Company and such other company.  Consequently, the Company is unable to predict how the amount of such compensation would be calculated at this time.

The Company will not restrict its search to any specific kind of firm, but may acquire a venture, which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence.  The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.  The Company does not intend to obtain funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction.  There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Evaluation of Business Opportunities

The analysis of business opportunities will be under the supervision of the Company=s sole officer and director, who is not a professional business analyst.  In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.  In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.  To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.  Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

The Company is currently subject to the reporting requirements of the Exchange Act.  Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition.  Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception.  Acquisition candidates that do not have or are unable to obtain the required audited statements will not be considered appropriate for acquisition.

Management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative. Nevertheless, the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. There can also be no assurances that we are able to successfully pursue a business opportunity. In that event, there is a substantial risk to the Company that failure to complete a business combination will significantly restrict its business operation and force management to cease operations and liquidate the Company.

(5)	Liquidity and Capital Resources

At August 31, 2009 and 2008, respectively, the Company had working capital of $14,000 and $24,000, respectively.

The Company and it=s controlling stockholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through the quarter ended May 31, 2008, Mr. Little had advanced an aggregate $30,000 under this agreement.  On August 21, 2008, the Company repaid the $30,000 indebtedness and approximately $4,584 in accrued interest to Mr. Little to retire this obligation in full.

There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's current working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to fulfill its current business plan.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company=s need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company=s Articles of Incorporation authorize the issuance of up to 50,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company=s ability to issue preferred stock may limit the Company=s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company=s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company=s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time.  In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company=s ongoing operations would be negatively impacted.

While the Company is of the opinion that good faith estimates of the Company=s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Further, the Company is at the mercy of future economic trends and business operations for the Company=s majority stockholder to have the resources available to support the Company.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

Regardless of whether the Company=s cash assets prove to be inadequate to meet the Company=s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(6)	Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (GAAP).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note D of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company=s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company=s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

Item 8 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission=s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management=s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

—	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

—
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

—	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended August 31, 2009.  We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of August 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management=s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management=s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Name	Age	Position Held and Tenure

Glenn A. Little	56	President, Chief Executive Officer Chief Financial Officer and Director

The director named above will serve until the next annual meeting of the Company=s stockholders or until any successors are duly elected and have qualified.  Directors will be elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company=s board.  There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company=s affairs.

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

Mr. Little currently serves as an officer and director of Eight Dragons Company, Truewest Corporation and 8888 Acquisition Corp., all Nevada corporations.  Each of the afore-referenced companies is current in the filing of their periodic reports with the SEC. Additionally, each of the afore-referenced companies for which Mr. Little acts as an officer and director may be deemed reporting shell corporations.  Mr. Little will devote as much of his time to our business affairs as may be necessary to implement our business plan.

Indemnification of Officers and Directors.

We have the authority under the Nevada General Corporation Law to indemnify our directors and officers to the extent provided for in such statute.  Set forth below is a discussion of Nevada law regarding  indemnification which we believe discloses the material aspects of such law on this subject.  The Nevada law provides, in part, that a corporation may indemnify a director or officer or other person who was, is or is threatened to be made a named defendant or  respondent in a proceeding because such person is or was a director, officer, employee or agent of the corporation, if it is determined that such person:

•	conducted himself in good faith;

•
reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation's best interest and, in all other cases, that his conduct was at least not opposed to the corporation's best interests; and

•	in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

A corporation may indemnify a person under the Nevada law against judgments, penalties, including excise and similar taxes, fines, settlement, unreasonable expenses actually incurred by the person in connection with the proceeding.  If the person is found liable to the corporation or is found liable on the basis that personal benefit was improperly received by the person, the indemnification is limited to reasonable expenses actually incurred by the person in connection  with the proceeding, and shall not be made in respect of any proceeding in which the person shall have been found liable for willful or intentional misconduct in the performance of his duty to the corporation.  The corporation may also pay or  reimburse expenses incurred by a person in connection with his appearance as witness or other participation in a proceeding at a time when he is not a named defendant or respondent in the proceeding.

Our Articles of Incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors' capacity as a director; provided, however, that the  liability of such director is not limited to the extent that such director is found liable for (a) a breach of the  directors'  duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the  director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, (c) a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken  within the scope of the director's office, or (d) an act or omission for which the liability of the director is expressly provided under Nevada law.  Limitations on liability provided for in our Articles of Incorporation do not restrict  the availability of non-monetary remedies and do not affect a director's responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as executive  officers and directors.  The inclusion of these provisions in our Articles of Incorporation may have the effect of  reducing a likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of case, even though such an action, if successful, might otherwise have benefitted us or our stockholders.

Our Bylaws provide that we will indemnify our directors to the fullest extent provided by Nevada General Corporation Law and we may, if and to the extent authorized by our board of directors, so indemnify our officers and other persons  whom we have the power to indemnify against liability, reasonable expense or other matters.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors,  officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by such director, officer, or controlling person in  connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Conflicts of Interest

The sole officer of the Company will not devote more than a small portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company=s business conflict with the demands of the officer=s other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company=s officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company=s sole officer and director to acquire his shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company=s other stockholders. In making any such sale, the Company=s sole officer and director may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company=s other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

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

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company=s directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company=s current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company=s current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company=s current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

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

Communications with the Board

Individuals may communicate with the Company=s Board of Directors or individual directors by writing to the Company=s Secretary at 211 West Wall Street, Midland, TX 76701.  The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention.  Directors may review a log of all such correspondence received by the Company and request copies.  Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

Code of Ethics

The Company=s Board of Directors has adopted a Code of Ethics which applies to its Chief Executive Officer and Chief Financial Officer, which was filed as an exhibit to our Form 10-KSB for the year ended August 31, 2008.  A copy of the code of ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 211 West Wall Street, Midland, TX 76701.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires the Company=s directors, executive officers and persons who own more than ten percent of a registered class of the Company=s equity securities (A10% holders@), to file with the Securities and Exchange Commission (the ASEC@) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.

Based solely on a review of reports furnished to the Company during the fiscal year ended August 31, 2009 or written representations from the Company=s directors and executive officers, there are no known incidents of non-compliance for the reporting year.

Item 11 - Executive Compensation

Since the change in control in April 2004, current management and oversight of the Company requires less than four (4) hours per month.  As the Company=s sole officer and director is engaged in other full-time income producing activities, the Company=s sole officer or director has received any compensation from the Company.  In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year ended 8/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Glenn A. Little,	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Principal	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Executive	2007	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Officer

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

The Company has no other Executive Compensation issues which would require the inclusion of other  table disclosures mandated by the SEC.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

	% of Class
Name and address	Number of Shares	Beneficially Owned

Glenn A. Little	405,700	88.2%
211 West Wall Street
Midland TX 79701

Executive Officers and Directors as	405,700	88.2%
a group (three persons)

Item 13 - Certain Relationships, Related Transactions and Director Independence

The Company currently maintains a mailing address at 211 West Wall Street, Midland, Texas 79701.  The Company=s telephone number there is (432) 682-1761.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company=s President.

Item 14 - Principal Accountant Fees and Services

	Year ended	Year ended
	August 31, 2009	August 31, 2008

1. Audit fees	$5,900	$6,795
2. Audit–related fees	—	—
3. Tax fees	600	780
4. All other fees	—	—

Totals	$6,400	$7,575

The Company has not designated a formal audit committee.  However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company=s audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement of S. W. Hatfield, CPA, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors= independence as required by auditing standards generally accepted in the United States of America.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors= independence.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in the applicable auditing standards regarding communications with Audit Committees.

The Board reviewed the audited financial statements of the Company as of and for the years ended August 31, 2009 and 2008 with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of the Company=s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company=s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended August 31, 2009 for filing with the U. S. Securities and Exchange Commission.

The Company=s principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant=s full-time, permanent employees.

Item 15 - Exhibits and Financial Statement Schedules

Exhibits

3.1                 Certificate of Incorporation (*)
3.2                 By-Laws (*)
3.3                 Specimen of Certificate of Common Stock (*)
14.1               Financial Code of Ethics (**)
31.1               Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1               Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(*) - Incorporated by reference to the Company=s Registration Statement on Form S-18 (File No. 2-89013-D)

(**) - Incorporated by reference to the Company=s Annual Report on Form 10-KSB for the year ended August 31, 2008

(Remainder of this page left blank intentionally)

(Financial statements follow, beginning on Page F-1)

8888 Acquisition Corporation

Letterhead of S. W. Hatfield, CPA

Report of Registered Independent Certified Public Accounting Firm

Board of Directors and Stockholders
8888 Acquisition Corporation

We have audited the accompanying balance sheets of 8888 Acquisition Corporation (a Nevada corporation) as of August 31, 2009 and 2008 and the related statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for the each of the two years ended August 31, 2009 and 2008, respectively.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company=s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 8888 Acquisition Corporation as of August 31, 2009 and 2008 and the results of its operations and its cash flows for the each of the two years ended August 31, 2009 and 2008, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA
Dallas, Texas
September 14, 2009

8888 Acquisition Corporation
Balance Sheets
August 31, 2009 and 2008

	August 31,	August 31,
	2009	2008
ASSETS

Current Assets
Cash on hand and in bank	$14,006	$24,113

Total Current Assets	14,006	24,113

Total Assets	$14,006	$24,113

LIABILITIES AND STOCKHOLDERS= EQUITY (DEFICIT)

Liabilities
Current Liabilities
Loans from officer/stockholder	$—	$—
Accounts payable - trade	—	—
Interest payable to officer/stockholder	—	—

Total Current Liabilities	—	—

Commitments and Contingencies

Stockholders= Equity (Deficit)
Preferred stock - $0.0001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
459,900 shares issued and outstanding, respectively	46	46
Additional paid-in capital	933,394	933,394
Accumulated deficit	(919,434)	(909,327)

Total Stockholders= Equity (Deficit)	14,006	24,113

Total Liabilities and Stockholders= Equity	$14,006	$24,113

The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Statements of Operations and Comprehensive Loss
Years ended August 31, 2009 and 2008

	Year ended	Year ended
	August 31,	August 31,
	2009	2008

Revenues	$—	$—

Expenses
General and administrative expenses	10,290	21,122

Total operating expenses	10,290	21,122

Income (Loss) from operations	(10,290)	(21,122)

Other Income (Expense)
Interest income	183	214
Interest expense to stockholder/officer	—	(1,757)

Income (Loss) before provision for income taxes	(10,107)	(22,665)

Provision for income taxes	—	—

Net Loss	(10,107)	(22,665)

Other Comprehensive Income	—	—

Comprehensive Loss	$(10,107)	$(22,665)

Earnings per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.02)	$(0.06)

Weighted-average number of shares
outstanding - basic and fully diluted	459,900	362,905

The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Statement of Changes in Stockholders= Equity
Years ended August 31, 2009 and 2008

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balances at
September 1, 2007	3,599	$—	$870,940	$(886,662)	$(15,722)
Effect of 100 for 1 forward stock split on October 15, 2007	356,301	36	(36)	—	—

Balances at
September 1, 2007, as adjusted	359,900	36	870,904	(866,662)	(15,722)

Private placement of common stock for cash on	100,000	10	62,490	—	62,500

Net loss for the year	—	—	—	(22,665)	(22,665)

Balances at
August 31, 2008	459,900	46	933,394	(909,327)	24,113

Net loss for the year	—	—	—	(10,107)	(10,107)

Balances at
August 31, 2009	459,900	$46	$933,394	$(919,434)	$14,006

The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Statements of Cash Flows
Years ended August 31, 2009 and 2008

	Year ended	Year ended
	August 31,	August 31,
	2009	2008
Cash Flows from Operating Activities
Net loss for the year	$(10,107)	$(22,665)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable - trade	—	—
Interest payable to stockholder/officer	—	(2,827)

Net cash used in operating activities	(10,107)	(25,492)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash received from sale of common stock	—	62,500
Cash advanced by stockholder/officer	—	(30,000)

Net cash provided by financing activities	—	32,500

Increase (Decrease) in Cash	(10,107)	7,008

Cash at beginning of year	24,113	17,105

Cash at end of year	$14,006	$24,113

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$4,584
Income taxes paid for the year	$—	$—

The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Notes to Financial Statements
August 31, 2009 and 2008

Note A - Organization and Description of Business

8888 Acquisition Corporation (Company) was originally incorporated on September 20, 1983 in accordance with the Laws of the State of Florida.

On July 18, 2006, the Company changed its state of incorporation from Florida to Nevada by means of a merger with and into 8888 Acquisition Corporation, a Nevada corporation formed on June 26, 2006 solely for the purpose of effecting the reincorporation.  The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation.  Such Certificate of Incorporation kept the surviving entity=s name of 8888 Acquisition Corporation and modified the Company=s capital structure to allow for the issuance of up to 100,000,000 shares of $0.0001 par value common stock and up to 50,000,000 shares of $0.0001 par value preferred stock.

The Company was originally formed for the purpose of purchasing mining claims, both patented and unpatented, a mill, buildings and mining equipment located in San Miguel County, Colorado.  This purchase was completed on April 22, 1986 and proved unsuccessful.  All business operations were abandoned by the Company=s year ended August 1990.

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

The Company=s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company=s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Note C - Going Concern Uncertainty

The Company was originally formed in 1983 for the purpose of purchasing mining claims, both patented and unpatented, a mill, buildings and mining equipment located in San Miguel County, Colorado.  This purchase was completed on April 22, 1986 and proved unsuccessful.  All business operations were abandoned by August 31, 1990.  Since August 31, 1990, the Company has had no sustainable operations or assets.  The Company=s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

8888 Acquisition Corporation
Notes to Financial Statements - Continued
August 31, 2009 and 2008

Note C - Going Concern Uncertainty - Continued

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

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time.  In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company=s ongoing operations would be negatively impacted.

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

While the Company is of the opinion that good faith estimates of the Company=s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

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

The Company uses the asset and liability method of accounting for income taxes.  At August 31, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company adopted the provisions of FASB Interpretation No. 48, AAccounting for Uncertainty in Income Taxes@, on October 1, 2007.  FASB Interpretation No. 48 requires the recognition of potential liabilities as a result of management=s acceptance of potentially uncertain positions for income tax treatment on a Amore-likely-than-not@ probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Interpretation 48, the Company did not incur any liability for unrecognized tax benefits.

8888 Acquisition Corporation
Notes to Financial Statements - Continued
August 31, 2009 and 2008

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company=s net income (loss) position at the calculation date.

At May 31, 2009 and 2008, and subsequent thereto, the Company had no outstanding common stock equivalents.

4.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company=s results of operations, financial position or cash flows.

Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company=s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company=s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The company does not use derivative instruments to moderate its exposure to financial risk, if any.

Note F - Loans from Stockholder/Officer

The Company and it=s controlling stockholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through the quarter ended May 31, 2008, Mr. Little had advanced an aggregate $30,000 under this agreement.  On August 21, 2008, the Company repaid the $30,000 indebtedness and approximately $4,584 in accrued interest to Mr. Little to retire this obligation in full.

8888 Acquisition Corporation
Notes to Financial Statements - Continued
August 31, 2009 and 2008

Note G - Income Taxes

The components of income tax (benefit) expense for each of the years ended August 31, 2009 and 2008, are as follows:

	Year ended	Year ended
	August 31,	August 31,
	2009	2008
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

The Company has a cumulative net operating loss carryforward of approximately $58,000 after the April 2004 change in control transaction, for income tax purposes.  The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended August 31, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	August 31,	August 31,
	2009	2008

Statutory rate applied to income before income taxes	$(3,400)	$(7,700)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	3,400	7,700

Income tax expense	$—	$—

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of August 31, 2009 and 2008, respectively:

	August 31	August 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$19,600	$16,200
Less valuation allowance	(19,600)	(16,200)

Net Deferred Tax Asset	$—	$—

During each of the years ended August 31, 2009 and 2008, respectively, the reserve for the deferred current tax asset increased by approximately $3,400 and $7,700.

8888 Acquisition Corporation
Notes to Financial Statements - Continued
August 31, 2009 and 2008

Note H - Common Stock Transactions

On February 28, 2007, by written consents in lieu of meeting, stockholders representing a majority of the issued and outstanding shares of the Company=s common stock approved a recommendation of the Company=s Board of Directors to effect a 1 share for 3,300 share reverse split of the Company's common stock, with all fractional shares being paid $0.05 for each fractional share.  The effect of this action reduced the number of issued and outstanding shares from 32,919,930 to 9,558.

On June 5, 2007, by written consents in lieu of meeting, stockholders representing a majority of the issued and outstanding shares of the Company=s common stock approved a recommendation of the Company=s Board of Directors to effect a 1 for 100 shares reverse split of the Company's common stock, with all fractional shares rounded up to the nearest whole share.  The effect of this action reduced the number of issued and outstanding shares from 9,558 to 474.

On October 15, 2007, the Company=s Board of Directors effected a 100 for 1 forward split of the Company=s common stock.  The effect of this action increased the number of issued and outstanding shares from 3,599 to 359,900.

The cumulative effect of these three actions are presented in the accompanying financial statements as of the first day of the first period presented.

On or about August 17, 2007, the Company completed a private placement of an aggregate 312,500 net post-split shares  of restricted, unregistered common stock for total cash proceeds of $15,625 to three separate individuals, including 300,000 shares to Glenn A. Little, the Company=s sole officer and director.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares.

On or about August 13, 2008, the Company completed a private placement of an aggregate 100,000 net post-split shares  of restricted, unregistered common stock for total cash proceeds of $62,500 to Glenn A. Little, the Company=s sole officer and director.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares.

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

8888 Acquisition Corp.

Dated: September 18, 2009	By:	/s/ Glenn A. Little
Glenn A. Little
President, Sole Director
Chief Executive Officer and
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

8888 Acquisition Corp.

Dated: September 18, 2009	By:	/s/ Glenn A. Little
Glenn A. Little
President, Sole Director
Chief Executive Officer and
Chief Financial Officer