Form 10-Q
period 2009-11-30
8888 Acquisition CORP
filed 2009-12-31
CIK 1376866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 31, 2009: 459,900

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

8888 Acquisition Corp.

Form 10-Q for the Quarter ended May 31, 2009

Part I
Item 1 - Financial Statements

8888 Acquisition Corporation
Balance Sheets
November 30, 2009 and August 31, 2009

	(Unaudited)	(Audited)
	November 30,	August 31,
	2009	2009
ASSETS
Current Assets
Cash on hand and in bank	$9,901	$14,006

Total Current Assets	9,901	14,006

Total Assets	$9,901	$14,006

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$—	$—

Total Liabilities	—	—

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.0001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
459,900 shares issued and outstanding, respectively	46	46
Additional paid-in capital	933,394	933,394
Accumulated deficit	(923,529)	(919,434)

Total Shareholders’ Equity (Deficit)	9,901	14,006

Total Liabilities and Shareholders’ Equity	$9,901	$14,006

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Statements of Operations and Comprehensive Loss
Three months ended November 30, 2009 and 2008

(Unaudited)

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2009	2008

Revenues	$—	$—

Expenses
General and administrative expenses	4,105	3,105

Total operating expenses	4,105	3,105

Income (Loss) from operations	(4,105)	(3,105)

Other Income (Expense)
Interest income	—	109

Income (Loss) before provision for income taxes	(4,105)	(2,996)

Provision for income taxes	—	—

Net Loss	(4,105)	(2,996)

Other Comprehensive Income	—	—

Comprehensive Loss	$(4,105)	$(2,996)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.01)	$(0.01)

Weighted-average number of shares outstanding - basic and fully diluted	459,900	459,900

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Statements of Cash Flows
Three months ended November 30, 2009 and 2008

(Unaudited)

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2009	2008
Cash Flows from Operating Activities
Net loss for the period	$(4,105)	$(2,996)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable - trade	—	—
Interest payable to shareholder/officer	—	—

Net cash used in operating activities	(4,105)	(2,996)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash advanced by shareholder/officer	—	—

Net cash provided by financing activities	—	—

Increase (Decrease) in Cash	(4,105)	(2,996)

Cash at beginning of year	14,006	24,113

Cash at end of period	$9,901	$21,117

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Notes to Financial Statements
November 30, 2009 and 2008

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended August 31, 2009.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

8888 Acquisition Corporation
Notes to Financial Statements - Continued
November 30, 2009 and 2008

Note B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending August 31, 2010.

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to August 1, 2007.  The Company does not anticipate any examinations of returns filed for periods ending after August 1, 2007.

8888 Acquisition Corporation
Notes to Financial Statements - Continued
November 30, 2009 and 2008

Note D - Summary of Significant Accounting Policies - Continued

2.	Income Taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At November 30, 2009 and August 30, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification.  The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

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

At November 30, 2009 and 2008, and subsequent thereto, the Company had no outstanding common stock equivalents.

4.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

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
November 30, 2009 and 2008

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

Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended November 30, 2009 and 2008, are as follows:

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2009	2008
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

The Company has a cumulative net operating loss carryforward of approximately $62,000 for income tax purposes.  The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three month periods ended November 30, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2009	2008

Statutory rate applied to income before income taxes	$(1,400)	$(1,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	1,400	1,000

Income tax expense	$—	$—

8888 Acquisition Corporation
Notes to Financial Statements - Continued
November 30, 2009 and 2008

Note G - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of November 30, 2009 and August 31, 2009, respectively:

	November 30,	August 31,
	2009	2009

Deferred tax assets
Net operating loss carryforwards	$21,000	$20,000
Less valuation allowance	(21,000)	(20,000)

Net Deferred Tax Asset	$—	$—

During each of the three month period ended November 30, 2009 and the year ended August 31, 2009, respectively, the reserve for the deferred current tax asset increased by approximately $1,000 and $3,400.

NOTE H - Subsequent Events

Management has evaluated all activity of the Company through December 31, 2009 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the respective three month periods ended November 30, 2009 and 2008, respectively.

General and administrative expenses for each of the respective three month periods ended November 30, 2009 and 2008 were approximately $4,100 and $3,100, respectively.  These expenses reflect the costs for supporting the Company’s compliance under the Securities Exchange Act of 1934, as amended, and supporting the corporate entity.  It is anticipated that future expenditure levels may fluctuate, either up or down, as the Company complies with its periodic reporting requirements.

Earnings per share for the respective three month periods ended November 30, 2009 and 2008 were $(0.01) and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

(3)	Plan of Business

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

At November 30, 2009 and August 31, 2009, the Company had a working capital of approximately $9,900 and $14,000, respectively.

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

8888 Acquisition Corp.

Dated: December 31, 2009	By:	/s/ Glenn A. Little
Glenn A. Little
Chairman, Chief Executive Officer,
Chief Financial Officer and Director