Form 10-Q
period 2010-02-28
8888 Acquisition CORP
filed 2010-04-06
CIK 1376866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2010

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-52251

8888 Acquisition Corporation
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 2, 2010: 459,900

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

8888 Acquisition Corp.

Form 10-Q for the Quarter ended May 31, 2009

Part I
Item 1 - Financial Statements

8888 Acquisition Corporation
Balance Sheets
February 28, 2010 and August 31, 2009

	(Unaudited)	(Audited)
	February 28,	August 31,
	2010	2009
ASSETS
Current Assets
Cash on hand and in bank	$7,996	$14,006

Total Current Assets	7,996	14,006

Total Assets	$7,996	$14,006

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$—	$—

Total Liabilities	—	—

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.0001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
459,900 shares issued and outstanding, respectively	46	46
Additional paid-in capital	933,394	933,394
Accumulated deficit	(925,444)	(919,434)

Total Shareholders’ Equity (Deficit)	7,996	14,006

Total Liabilities and Shareholders’ Equity	$7,996	$14,006

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Statements of Operations and Comprehensive Loss
Six and Three months ended February 28, 2010 and 2009

(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009

Revenues	$—	$—	$—	$—

Expenses
General and administrative expenses	6,010	5,175	1,905	2,070

Total operating expenses	6,010	5,175	1,905	2,070

Income (Loss) from operations	(6,010)	(5,175)	(1,905)	(2,070)

Other Income (Expense)
Interest income	—	172	—	64
Interest expense to shareholder/officer	—	—	—	—

Income (Loss) before
provision for income taxes	(6,010)	(5,003)	(1,905)	(2,006)

Provision for income taxes	—	—	—	—

Net Loss	(6,010)	(5,003)	(1,905)	(2,006)

Other Comprehensive Income	—	—	—	—

Comprehensive Loss	$(6,010)	$(5,003)	$(1,905)	$(2,006)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted-average number of shares outstanding - basic and fully diluted	459,900	459,900	459,900	459,900

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Statements of Cash Flows
Six months ended February 28, 2010 and 2009

(Unaudited)

	Six months	Six months
	ended	ended
	February 28,	February 28,
	2010	2009

Cash Flows from Operating Activities
Net loss for the period	$(6,010)	$(5,003)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable - trade	—	—
Interest payable to shareholder/officer	—	—

Net cash used in operating activities	(6,010)	(5,003)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash advanced by shareholder/officer	—	—

Net cash provided by financing activities	—	—

Increase (Decrease) in Cash	(6,010)	(5,003)

Cash at beginning of year	14,006	24,113

Cash at end of period	$7,996	$19,110

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Notes to Financial Statements
February 28, 2010 and 2009

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended August 31, 2009.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

8888 Acquisition Corporation
Notes to Financial Statements - Continued
February 28, 2010 and 2009

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

Note C - Going Concern Uncertainty

The Company was originally formed in 1983 for the purpose of purchasing mining claims, both patented and unpatented, a mill, buildings and mining equipment located in San Miguel County, Colorado.  This purchase was completed on April 22, 1986 and proved unsuccessful.  All business operations were abandoned by August 31, 1990.  Since August 31, 1990, the Company has had no sustainable operations or assets.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock.  However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company may become dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

If necessary, it is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

8888 Acquisition Corporation
Notes to Financial Statements - Continued
February 28, 2010 and 2009

Note C - Going Concern Uncertainty - Continued

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

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

The Company uses the asset and liability method of accounting for income taxes.  At February 28, 2010 and August 30, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

8888 Acquisition Corporation
Notes to Financial Statements - Continued
February 28, 2010 and 2009

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

Note F - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended February 28, 2010 and 2009, respectively, are as follows:

	Six months	Six months
	ended	ended
	February 28,	February 29,
	2010	2009

Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

The Company has a cumulative net operating loss carryforward of approximately $64,000 for income tax purposes.  The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended February 28, 2010 and 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

	Six months	Six months
	ended	ended
	February 28,	February 28,
	2010	2009

Statutory rate applied to income before income taxes	$(2,000)	$(1,700)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	2,000	1,700

Income tax expense	$—	$—

8888 Acquisition Corporation
Notes to Financial Statements - Continued
February 28, 2010 and 2009

Note F - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of February 28, 2010 and August 31, 2009, respectively:

	February 28,	August 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$21,700	$19,700
Less valuation allowance	(21,700)	(19,700)

Net Deferred Tax Asset	$—	$—

During each of the six months ended February 28, 2010 and the year ended August 31, 2009, respectively, the reserve for the deferred current tax asset increased by approximately $2,000 and $3,400.

NOTE H - Subsequent Events

Management has evaluated all activity of the Company through April 5, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the respective six or three month periods ended February 28, 2010 and 2009, respectively.

General and administrative expenses for each of the respective six month periods ended February 28, 2010 and 2009 were approximately $6,010 and $5,003, respectively.  These expenses reflect the costs for supporting the Company’s compliance under the Securities Exchange Act of 1934, as amended, and supporting the corporate entity.  It is anticipated that future expenditure levels may fluctuate, either up or down, as the Company complies with its periodic reporting requirements.

Earnings per share for the respective six month periods ended February 28, 2009 and 2008 were $(0.01) and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At February 28, 2010 and August 31, 2009, the Company had a working capital of approximately $8,000 and $14,000, respectively.

The Company’s business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock.  However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company may become dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

If necessary, it is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

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

(5)	Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.  Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company may be subject to certain market risks, including changes in interest rates and currency exchange rates.  At the present time, the Company does not undertake any specific actions to limit those exposures.

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

8888 Acquisition Corp.

Dated: April 5, 2010	By:	/s/ Glenn A. Little
Glenn A. Little
Chairman, Chief Executive Officer,
Chief Financial Officer and Director