Form 10-Q
period 2010-05-31
8888 Acquisition CORP
filed 2010-06-22
CIK 1376866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 17, 2010: 459,900

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

8888 Acquisition Corp.

Form 10-Q for the Quarter ended May 31, 2009

Part I

Item 1 - Financial Statements

8888 Acquisition Corporation
Balance Sheets
May 31, 2010 and August 31, 2009

	(Unaudited)	(Audited)
	May 31,	August 31,
	2010	2009
ASSETS

Current Assets
Cash on hand and in bank	$6,406	$14,006

Total Current Assets	6,406	14,006

Total Assets	$6,406	$14,006

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable - trade	$—	$—

Total Liabilities	—	—

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.0001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
459,900 shares issued and outstanding, respectively	46	46
Additional paid-in capital	933,394	933,394
Accumulated deficit	(927,034)	(919,434)

Total Shareholders’ Equity (Deficit)	6,406	14,006

Total Liabilities and Shareholders’ Equity	$6,406	$14,006

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Statements of Operations and Comprehensive Loss
Nine and Three months ended May 31, 2010 and 2009

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009

Revenues	$—	$—	$—	$—

Expenses
General and administrative expenses	7,600	7,220	1,590	2,045

Total operating expenses	7,600	7,220	1,590	2,045

Income (Loss) from operations	(7,600)	(7,220)	(1,590)	(2,045)

Other Income (Expense)
Interest income	—	183	—	11
Interest expense to shareholder/officer	—	—	—	—

Income (Loss) before provision for income taxes	(7,600)	(7,037)	(1,590)	(2,034)

Provision for income taxes	—	—	—	—

Net Loss	(7,600)	(7,037)	(1,590)	(2,034)

Other Comprehensive Income	—	—	—	—

Comprehensive Loss	$(7,600)	$(7,037)	$(1,590)	$(2,034)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.02)	$(0.02)	$(0.00)	$(0.00)

Weighted-average number of shares outstanding –
basic and fully diluted	459,900	459,900	459,900	459,900

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Statements of Cash Flows
Nine months ended May 31, 2010 and 2009

(Unaudited)

	Nine months	Nine months
	ended	ended
	May 31,	May 31,
	2010	2009
Cash Flows from Operating Activities
Net loss for the period	$(7,600)	$(7,037)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable - trade	—	—
Interest payable to shareholder/officer	—	—

Net cash used in operating activities	(7,600)	(7,037)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash advanced by shareholder/officer	—	—

Net cash provided by financing activities	—	—

Increase (Decrease) in Cash	(7,600)	(7,037)

Cash at beginning of year	14,006	24,113

Cash at end of period	$6,406	$17,076

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

8888 Acquisition Corporation
Notes to Financial Statements
May 31, 2010 and 2009

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
May 31, 2010 and 2009

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
May 31, 2010 and 2009

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

The Company uses the asset and liability method of accounting for income taxes.  At May 31, 2010 and August 30, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At May 31, 2010 and 2009, respectively, the Company had no outstanding common stock equivalents.

4.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

8888 Acquisition Corporation
Notes to Financial Statements - Continued
May 31, 2010 and 2009

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

Note F - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended May 31, 2010 and 2009, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	May 31,	May 31,
	2010	2009
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

The Company has a cumulative net operating loss carryforward of approximately $65,400 for income tax purposes.  The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the nine month periods ended May 31, 2010 and 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months	Nine months
	ended	ended
	May 31,	May 31,
	2010	2009

Statutory rate applied to income before income taxes	$(2,600)	$(2,400)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	2,600	2,400

Income tax expense	$—	$—

8888 Acquisition Corporation
Notes to Financial Statements - Continued
May 31, 2010 and 2009

Note F - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of May 31, 2010 and August 31, 2009, respectively:

	May 31,	August 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$22,200	$19,700
Less valuation allowance	(22,200)	(19,700)

Net Deferred Tax Asset	$—	$—

During the nine months ended May 31, 2010 and the year ended August 31, 2009, respectively, the reserve for the deferred current tax asset increased by approximately $2,500 and $3,400.

NOTE H - Subsequent Events

Management has evaluated all activity of the Company through June 18, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

(2)      Results of Operations

The Company had no revenue for either of the respective nine or three month periods ended May 31, 2010 and 2009, respectively.

General and administrative expenses for each of the respective nine month periods ended May 31, 2010 and 2009 were approximately $7,600 and $7,200, respectively.  These expenses, consisting principally of professional fees and stock transfer agent fees, reflect the costs for supporting the Company’s compliance under the Securities Exchange Act of 1934, as amended, and supporting the corporate entity.  It is anticipated that future expenditure levels may fluctuate, either up or down, as the Company complies with its periodic reporting requirements.

Earnings per share for the respective nine month periods ended May 31, 2010 and 2009 were $(0.02) and $(0.02) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At May 31, 2010 and August 31, 2009, the Company had a working capital of approximately $6,400 and $14,000, respectively.

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

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

8888 Acquisition Corp.

Dated: June 18, 2010	By:	/s/ Glenn A. Little
Glenn A. Little
Chairman, Chief Executive Officer,
Chief Financial Officer and Director