Form 10-Q
period 2010-12-31
8888 Acquisition CORP
filed 2011-02-14
CIK 1376866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

Commission File Number: 000-52251

8888 ACQUISITION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	59-2340247
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Qingyanglianyu Industrial Area
Jinjiang City, Fujian Province 362200
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86) 0595-82889862
(Registrant’s telephone number, including area code)

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]           No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]           No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 11, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	33,966,667

8888 ACQUISITION CORPORATION

Quarterly Report on Form 10-Q
Three and Six Months Ended December 31, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	42
Item 4.	(Removed and Reserved)	42
Item 5.	Other Information	42
Item 6.	Exhibits	42

i

PART I FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS.

8888 Acquisition Corporation
Contents	Pages

Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets	3 – 4
Consolidated Statements of Income	5
Consolidated Statements of Cash Flows	6
Consolidated Statements of Stockholders’ Equity	7
Notes to Financial Statements	8 – 30

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
8888 Acquisition Corporation

We have reviewed the accompanying interim consolidated Balance Sheets of 8888 Acquisition Corporation (“the Company”) as of December 31, 2010 and June 30, 2010, and the related statements of income, stockholders’ equity, and cash flows for the three months and six months periods ended December 31, 2010 and 2009. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

San Mateo, California	Samuel H. Wong & Co., LLP
February 3, 2011	Certified Public Accountants

8888 Acquisition Corporation
Unaudited Consolidated Balance Sheets
As of December 31, 2010 and June 30, 2010
(Stated in US Dollars)

	Note	December 31, 2010	June 30, 2010
Assets		[unaudited]	[audited]
Current assets
Cash and cash equivalents	2D	$14,404,961	$6,513,199
Restricted cash	3	476,421	517,728
Accounts receivable, net	2E, 4	17,351,744	11,656,785
Inventory	2F, 5	287,703	196,958
Prepaid expenses and taxes		32,064	1,762
Total current assets		32,552,893	18,886,432

Non-current assets
Plant and equipment, net	2G, 6	5,608,575	5,671,102
Intangible assets, net	2H, 7	3,192,624	3,246,985
Deposits		36,044	42,780
Total non-current assets		8,837,243	8,960,867

Total Assets		$41,390,136	$27,847,299

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Bank loans	8	$2,931,123	$2,787,651
Notes payable	9	476,421	1,725,759
Accounts payable and accruals	10	7,965,362	5,055,751
Taxes payable	11	1,459,725	1,333,397
Total current liabilities		12,832,631	10,902,558

Total Liabilities		$12,832,631	$10,902,558

See Accompanying Notes to the Financial Statements.

8888 Acquisition Corporation
Unaudited Consolidated Balance Sheets
As of December 31, 2010 and June 30, 2010
(Stated in US Dollars)

	Note	December 31, 2010	June 30, 2010
Stockholders’ Equity
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 0 share issued and outstanding as of December 31, 2010 and June 30, 2010 respectively		$-	$-

Common stock, $0.0001 par value, 100,000,000 shares authorized; 33,966,667 and 31,419,167 shares issued and outstanding as of December 31, 2010 and June 30, 2009 respectively		3,397	3,142
Additional paid-in capital	18	5,197,929	1,279,740
Statutory reserves	2P, 17	750,389	750,389
Retained earnings		21,690,515	14,535,006
Accumulated other comprehensive income		915,275	376,464
Total stockholders’ equity		28,557,505	16,944,741

Total Liabilities and Stockholders’ Equity		$41,390,136	$27,847,299

See Accompanying Notes to the Financial Statements.

8888 Acquisition Corporation
Unaudited Consolidated Statements of Income
For the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

	Note	Three months ended December 31		Six months ended December 31
		2010	2009	2010	2009

Revenue	2R	$12,421,991	$5,868,661	$26,232,749	$12,698,010
Cost of revenue	2S	7,423,404	3,663,723	15,694,399	7,758,681
Gross profit		4,998,587	2,204,938	10,538,350	4,939,329

Selling expenses		168,242	33,440	220,182	75,867
General and administrative expenses		330,092	110,605	557,841	201,430
Total operating expenses		498,334	144,045	778,023	277,297

Operating income		4,500,253	2,060,893	9,760,327	4,662,032

Other income		-	982	-	982
Other expense		(77,850)	-	(85,224)	-
Interest income		9,261	1,714	15,473	-
Interest expense		(61,133)	(61,542)	(107,795)	(113,476)
Total other income/(expenses)		(129,722)	(58,846)	(177,546)	(112,494)

Pre-tax income		4,370,531	2,002,047	9,582,781	4,549,538

Provisions for income tax	2O, 12	1,116,252	500,517	2,427,272	1,137,390

Net income (loss)		$3,254,279	$1,501,530	$7,155,509	$3,412,148

Earnings per share	2T, 19
- Basic		$0.10	$0.05	$0.22	$0.11
- Diluted		$0.10	$0.05	$0.22	$0.11

Weighted average shares outstanding
- Basic		33,485,473	31,419,167	32,452,320	31,419,167
- Diluted		33,485,473	31,419,167	32,452,320	31,419,167

See Accompanying Notes to the Financial Statements.

8888 Acquisition Corporation Unaudited
Consolidated Statements of Cash Flows
For the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

	Three months ended December 31		Six months ended December 31
	2010	2009	2010	2009

Net Income/(loss)	$3,254,279	$1,501,530	$7,155,509	$3,412,148
Adjustments to reconcile net income to net cash from operations:
Amortization	34,815	19,981	54,361	39,664
Depreciation	420,722	306,647	833,803	611,130
Loss on disposal of fixed asset	69,011	-	69,011	-
Provision for bad debt	28,618	-	28,618	-
Changes in operating assets and liabilities:
(Increase)/decrease in restricted cash	(227,843)	(243,521)	41,307	6,582
(Increase)/decrease in accounts and other receivables	850,175	2,217,767	(5,753,826)	(795,986)
(Increase)/decrease in inventories	(122,854)	105,203	(90,745)	607,552
(Increase)/decrease in prepaid expenses	5,351	5,265	(53)	176
Increase/(decrease) in accounts payables and accruals	246,408	270,834	2,909,611	986,757
Increase/(decrease) in taxes payables	(281,302)	(133,435)	126,328	(99,120)
Net cash provided by operating activities	4,277,380	4,050,271	5,373,924	4,768,903

Cash flows from investing activities
Proceeds from disposal of fixed assets	24,199	-	24,199	-
Decrease of deposits	3,489	-	6,736	-
Payments for land use rights	-	-	-	-
Payments for purchases of plant and equipment	(512,641)	(77,905)	(864,486)	(109,973)
Net cash used in investing activities	(484,953)	(77,905)	(833,551)	(109,973)

Cash flows from financing activities
Proceeds from Issuance of Common Stock	3,918,444	-	3,918,444	-
Proceeds from notes	1,343,665	506,065	4,195,220	3,299,443
Repayments of notes	(1,977,732)	(505,860)	(4,051,748)	(3,299,443)
Proceeds from bank loans	-	491,143	1,754,229	2,209,582
Repayments of bank loans	(352,172)	(491,095)	(3,003,567)	(2,231,521)
Repayment of loan to related party	-	(1,462,501)	-	(2,998,303)
Net cash provided by (used in) financing activities	2,932,205	(1,462,248)	2,812,578	(3,020,242)

Net Increase of cash and cash equivalents	6,724,632	2,510,118	7,352,951	1,638,688
Effect of foreign currency translation on cash	264,927	291	538,812	682
Cash and cash equivalents at beginning of year	7,415,402	2,089,117	6,513,198	2,960,156
Cash and cash equivalents at end of year	$14,404,961	$4,599,526	$14,404,961	$4,599,526

Supplementary cash flow information:
Interest received	9,261	-	15,473	-
Interest paid	(52,037)	(59,828)	(98,699)	(113,476)
Income tax paid	(1,319,459)	(637,335)	(2,179,292)	(1,148,815)

See Accompanying Notes to the Financial Statements.

8888 Acquisition Corporation
Unaudited Consolidated Statements of Stockholders’ Equity
For the six months and twelve months ended December 31 and June 30, 2010
(Stated in US Dollars)

						Accumulated
	Number		Additional			other
	Of	Common	paid in	Statutory	Retained	comprehensive
	Shares	stock	capital	reserve	Earnings	income	Total
Balance at July 1, 2009	31,419,167	$3,142	$1,279,740	$476,862	$7,894,946	$308,048	$9,962,738
Net income	-	-	-	-	6,913,587	-	6,913,587
Appropriations of retained earnings	-	-	-	273,527	(273,527)	-	-
Foreign currency translation adjustment	-	-	-	-	-	68,416	68,416
Balance at June 30, 2010	31,419,167	$3,142	$1,279,740	$750,389	$14,535,006	$376,464	$16,944,741

Balance at July 1, 2010	31,419,167	$3,142	$1,279,740	$750,389	$14,535,006	$376,464	$16,944,741
Issuance of common stock in connection with October financing transaction	2,547,500	255	3,918,189	-	-	-	3,918,444
Net income	-	-	-	-	7,155,509	-	7,155,509
Appropriations of retained earnings	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	538,811	538,811
Balance at December 31, 2010	33,966,667	$3,397	$5,197,929	$750,389	$21,690,515	$915,275	$28,557,505

	Comprehensive Income
			Accumulated
	December 31, 2010	June 30, 2010	Total
Net income	$7,155,509	$6,913,587	$14,069,096
Foreign currency translation adjustment	538,811	68,416	607,227
	$7,694,320	$6,982,003	$14,676,323

See Accompanying Notes to the Financial Statements.

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

1.	The Company and Principal Business Activities

	A.	Organization and Structure

8888 Acquisition Corporation (“Company”) was originally incorporated on September 20, 1983 in accordance with the Laws of the State of Florida and, on July 18, 2006, changed its state of incorporation from Florida to Nevada by means of a merger with and into 8888 Acquisition Corporation, a Nevada corporation formed on June 26, 2006 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada Corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation kept the surviving entity’s name of 8888 Acquisition Corporation and modified the Company’s capital structure to allow for the issuance of up to 100,000,000 shares of $0.0001 par value common stock and up to 50,000,000 shares of $0.0001 par value preferred stock. On October 20, 2010, in order to more accurately reflect the Company’s business, the board of directors and majority stockholders of the Company approved an amendment and restatement of the Company’s Articles of Incorporation to, among other things, change the name of the Company from 8888 Acquisition Corporation to Sports Power, Inc. The Company is awaiting approval from the U.S. Securities and Exchange Commission to change its name.

October 19, 2010, the Company entered into share exchange transaction with Cheng Chang Shoes Industry Company Limited (“Cheng Chang”) and its shareholders whereby the Company issued 31,059,267 shares of its common stock to such shareholders for all of the issued and outstanding stock of Cheng Chang. Accordingly, Cheng Chang became a wholly owned subsidiary of the Company.

Cheng Chang was incorporated and domiciled under Chapter 32 of the Hong Kong Companies Ordinance Act on October 14, 1988 under the name Yesway Development Limited. On August 5, 1999, Cheng Chang changed its name to its current name, Cheng Chang Shoes Industry Company Limited. Cheng Chang was incorporated as an investment and general trading company. Cheng Chang conducts its operations through its wholly owned subsidiary, Jinjiang Chengchang Shoes Co., Ltd. (“Jinjiang Chengchang”).

Jinjiang Chengchang was incorporated and domiciled in the People’s Republic of China (“PRC”) on January 2, 1997.

The Company’s headquarters and production facilitates are located in Jinjiang City, Fujian, PRC.

The share exchange transaction has been accounted for as a recapitalization of Cheng Chang where the Company (the legal acquirer) is considered the accounting acquiree and Cheng Chang (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of Cheng Chang. Accordingly, the financial data included in the accompanying consolidated financial statements for all periods prior to October 19, 2010 is that of the accounting acquirer, Cheng Chang. The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

	B.	Products and Operations

Jinjiang Chengchang designs, produces, and sells high quality shoe soles and sole components used to manufacture athletic and leisure shoes.

Jinjiang Chengchang’s current vertically integrated value chain has two links: (1) the production of EVO and (2) the production of shoe soles.

EVO is a patent pending, proprietary, modified variant of the polymer Ethylene-vinyl acetate (“EVA”), which is widely used in the production of athletic shoe soles, stemming from EVA’s shock absorbent property. In comparison to EVA, EVO is both lighter and more wear-resistant. Jinjiang Chengchang is able to sell EVO directly to other shoe sole manufacturers in the industry, or use the EVO for its own shoe sole production.

Jinjiang Chengchang’s shoe sole product line includes shoe soles that are made exclusively from EVO, EVA and rubber, or a combination of EVA and rubber. The Company considers the new EVO based products as superior to the older EVA and rubber based products.

2.	Significant Accounting Policies

	A.	Method of accounting

The Company maintains its general ledger and journals with the accrual method of accounting in accordance to PRC generally accepted accounting principles (“GAAP”). For financial statement reporting purposes, the Company has converted its PRC GAAP financial statements to financial statements that are presented in accordance to generally accepted accounting principles in the United States of America. The conversion of the Company’s financial statements from presentation in accordance with PRC GAAP to US GAAP did not result in any reconciling items on the accompanying financial statements.

The financial statements and accompanying notes are representations of management.

	B.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances such as due to/due from, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

	C.	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) allowance for trade receivables, (2) economic lives of property, plant and equipment, (3) asset impairments, and (4) contingency reserves. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

D.	Cash and cash equivalents

The Company classifies the following instruments as cash and cash equivalents: cash on hand, unrestricted bank deposits, and all highly liquid investments purchased with original maturities of three months or less.

E.	Accounts receivable

Accounts receivable are disclosed at gross invoice amounts less management’s estimate for doubtful accounts. Management regularly reviews outstanding accounts and provides an allowance for doubtful accounts. Management’s allowance for doubtful accounts was 0.5% of gross accounts receivables.

We classify our customers into four tiers: (A) well-known companies in the international or domestic sportswear market, which also have had established business relationships with the Company for a long time; (B) median sized companies with good reputations; (C) small sized companies in the local market; and (D) occasional customers with limited transactions. We grant them credit terms of 120 days, 90 days, 60 days and 30 days, respectively. Currently, the Company seldom trades with tier (D) customers. We understand and expect our days sales outstanding to vary from period to period within a given range. Based on the credit terms we grant to our four tiers of customers respectively, we expect our days sales outstanding not to exceed 120 days by any large margin.

In regard of allowance for doubtful accounts, we keep one general reserve, the amount of which equals 0.5% of gross account receivables. We have no specific reserve, as we believe adequate provisions for doubtful accounts have been provided through our general reserve. When estimating the allowance for doubtful accounts, we take into consideration: 1) our track record of payment collection, which shows zero experience of any material delinquent accounts that were uncollectible and that we have not written off material balance; 2) the enhanced measures we currently take to minimize failure of collection, which include having internal staff call for payment, filing legal pledge, collecting agent to collect the outstanding balance, etc. Since our collection period of receivables has never exceeded one year from past experience, we believe collection becomes improbable once beyond the threshold of one year. Thus we write off receivables after they have aged one year.

F.	Inventories

Inventories consisting of finished goods, work in progress, and raw materials are stated at the lower of cost or market value. Finished goods are comprised of direct materials, direct labor, and an appropriate proportion of overhead. Periodic evaluation is made by management to identity if inventories needed to be written down because of damage or spoilage. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

G.	Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:-

Buildings	20 years
Machinery and equipment	5 - 10 years
Motor vehicles	5 years
Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

H.	Intangible assets

The Company individually tracks and accounts for each intangible asset. Each intangible asset is carried at its original acquisition cost less accumulated amortization. The Company provides amortization for each intangible asset using the straight line method over its estimated useful life.

I.	Accounting for impairment of long lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), ASC 360-10-35. The Company evaluates its long lived assets for impairment when indicators of impairment are present or annually, whichever occurs sooner. In the event that there are indications of impairment, the Company will record a loss to statements of income equal to the difference between the carrying value and the fair value of the long lived asset. The Company typically, but not exclusively uses the expected future discounted flows method to determine fair value of long lived asset subject to impairment. The fair value of long lived assets that held for disposition will include the cost of disposal.

The Company’s long-lived assets are grouped by their presentation on the consolidated balance sheets, and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, software licenses, and land-use-rights. The Company makes its determinations based on various factors that impact those assets.

At December 31, 2010 and June 30, 2010, the Company assessed its buildings, equipment, vehicles, software licenses, and land-use-rights for production and has concluded its long-lived assets have not experienced any impairment losses because the Company’s long lived assets have enabled the Company to experience significant profit growth during the six months and twelve months ended December 31, 2010 and June 30, 2010.

M.	Shipping and handling

All shipping and handling costs are charged to selling expenses as incurred. All the outward freight costs are paid by the Company, and inward freight charges are paid by the vendors and suppliers. Sales revenue does not include any shipping or handling fees.

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

N.	Advertising expenses

The Company expenses advertising costs as incurred.

O.	Income taxes

The Company uses the accrual method of accounting to determine income taxes for the year. The Company has implemented FASB ASC 740 Accounting for Income Taxes. Income tax liabilities computed according to the United States, People’s Republic of China (PRC), and Hong Kong tax laws provide for the tax effects of transactions reported in the financial statements and consists of taxes currently due, plus deferred taxes, related primarily to differences arising from the recognition of expenses related to the depreciation of plant and equipment, amortization of intangible assets, and provisions for doubtful accounts between financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes.

A valuation allowance is recognized for deferred tax assets if it is more likely than not, that the deferred tax assets will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

P.	Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

Q.	Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Exchange Rates	12/31/2010	6/30/2010	12/31/2009
Year end RMB : US$ exchange rate	6.6118	6.8086	6.8372
Average yearly RMB : US$ exchange rate	6.7237	6.8347	6.8386

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

R.	Revenue recognition

In accordance to FASB ASC 605-10, the Company recognizes revenue upon issuance of invoices to customers. The issuance of invoices is concurrent with the shipment of goods to customers, which generally coincides with the transfer of risks and rewards of ownership, and the title has passed.

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

The Company typically has written contracts with both new customers and existing customers. Contracts between the Company and its customers indicate a fixed price, delivery date, and the type of goods. The products are fully functional upon shipment and the Company is not obliged to provide any further services to be entitled to payment by its customers. The Company allows two-week period for post- delivery refund if quality problem condition exists. Upon such, the Company will reduce the sale revenue. However, the Company has not experienced any significant return of products and, as such, has not prepared an allowance for returns. Inventory credit, rebates, discounts and volume incentive policies are not applicable to the Company’s sales transactions. Collectability is reasonably assured upon issuance of invoices. The invoice value includes sales value and output value added taxes, which are immediately payable to the PRC government upon issuance.

Customer payments received prior to completion of the above criteria are carried as unearned revenue.

S.	Cost of revenue

The Company’s cost of revenue is comprised of raw materials, factory workers’ salaries and related benefits, maintenance supplies, and allocated overhead such as depreciation and utilities.

T.	Earnings per share

The Company computes earnings per share (“EPS”) in accordance with FASB ASC 260 “Earnings per share”. SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., contingent shares, convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

U.	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company presents components of comprehensive income with equal prominence to other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

V.	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

W.	Subsequent events

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events, and based on this evaluation, the Company identified a non-recognized subsequent event that would require disclosure to the consolidated financial statements.

X.	Recent accounting pronouncements

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation). The Company has adopted the new accounting policies and has determined that there is no material impact to the financial statements presented herein.

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ (FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements. This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form. There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position. The Company has adopted and implemented the new accounting policy.

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor- specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance. Management adopted this pronouncement as of July 1, 2010.

3.	Restricted Cash

Restricted cash represents interest bearing deposits placed with banks to secure and settle notes payable upon maturity.

4.	Accounts Receivable

Accounts receivable at December 31, 2010 and June 30, 2010 consisted of the following: -

	December 31,	June 30,
	2010	2010
Accounts Receivable	$17,438,939	$11,715,362
Less: Allowance for Doubtful Accounts	(87,195)	(58,577)
Net Accounts Receivable	$17,351,744	$11,656,785

	December 31,	June 30,
	2010	2010
Accounts Receivable for Sales Revenue	$14,905,063	$10,013,130
Accounts Receivable for Value Added Taxes	2,533,876	1,702,232
Accounts Receivable	$17,438,939	$11,715,362

	December 31,	June 30,
	2010	2010
Allowance for Doubtful Accounts
Beginning Balance	$58,577	$32,856
Allowance Provided	28,618	25,721
Charged Against Allowance	-	-
Reversals	-	-
Ending Balance	$87,195	$58,577

Accounts receivable aging analysis:-

At December 31, 2010
	Total	Sales Revenue	Value Added Taxes
1-30 Days	$4,112,792	$3,515,204	$597,588
30-60 Days	4,871,419	4,163,602	707,817
61-90 Days	5,448,890	4,657,167	791,723
91-120 Days	3,005,838	2,569,090	436,748
121-365 Days	-	-	-
Over 365 Days	-	-	-
Total	$17,438,939	$14,905,063	$2,533,876

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

At June 30, 2010
	Total	Sales Revenue	Value Added Taxes
1-30 Days	$5,320,029	$4,547,033	$772,996
30-60 Days	3,979,962	3,401,677	578,285
61-90 Days	1,278,530	1,092,761	185,769
91-120 Days	1,136,841	971,659	165,182
121-365 Days	-	-	-
Over 365 Days	-	-	-
Total	$11,715,362	$10,013,130	$1,702,232

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at December 31 and June 30, 2010 was 0.5% of gross account receivables. In the situation, the Company uses all its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collecting agents to collect the outstanding balance. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts. In the event that previously written off receivables are collected, they are recorded as other income.

The Company has not experienced any material delinquent accounts that were uncollectible, and has not written off material balance against the allowance for doubtful accounts. In addition, there were zero amounts recorded in other income that represent collections of receivables previously written off for the periods ended December 31, 2010 and 2009.

5.	Inventories

	December 31,	June 30,
	2010	2010
Raw Materials	$208,419	$28,149
Work in Progress	78,632	105,057
Finished Goods	652	63,752
	$287,703	$196,958

6.	Plant and Equipment

Plant and equipment consisted of the following at December 31, 2010 and June 30, 2010:-

At		Accumulated
December 31, 2010:	Cost	Depreciation	Net
Buildings	$2,414,297	$(522,923)	$1,891,374
Manufacturing Equipment	8,382,429	(4,800,670)	3,581,759
Office Equipment	68,663	(40,452)	28,211
Vehicles	140,829	(33,598)	107,231
	11,006,218	$(5,397,643)	5,608,575

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

At		Accumulated
June 30, 2010:	Cost	Depreciation	Net
Buildings	$2,344,513	$(455,057)	$1,889,456
Manufacturing Equipment	8,108,363	(4,413,073)	3,695,290
Office Equipment	66,267	(36,856)	29,411
Vehicles	83,885	(26,940)	56,945
	$10,603,028	$(4,931,926)	$5,671,102

Depreciation expenses were $833,803 and $1,252,308 for the six months and twelve months ended December 31 and June 30, 2010 respectively.

7.	Intangible Assets

At		Accumulated
December 31, 2010:	Cost	Amortization	Net
Land Use Rights	$3,732,933	$(540,437)	$3,192,496
Software Licenses	1,248	(1,120)	128
	$3,734,181	$(541,557)	$3,192,624

At		Accumulated
June 30, 2010:	Cost	Amortization	Net
Land Use Rights	$3,732,933	$(486,322)	$3,246,611
Software Licenses	1,248	(874)	374
	$3,734,181	$(487,196)	$3,246,985

Land-use-rights represent the right to use and develop land in accordance to zoning laws granted by the local PRC government less accumulated amortization. Under PRC law, the company is permitted to sell, transfer, or mortgage its land-use-rights. Amortization expenses were $54,361 and $79,998 for the six months and twelve months ended December 31 and June 30, 2010 respectively.

8.	Bank Loans

Short-term bank loans at December 31, 2010:-
Creditor	Note	Interest Rate	Maturity	Amount
Industrial & Commercial Bank of China – JinJiang Branch	D	5.841%	02/08/2011	299,465
China Construction Bank - JinJiang Branch	B	5.310%	06/17/2011	302,489
China Construction Bank - JinJiang Branch	B	5.310%	06/17/2011	226,867
Industrial & Commercial Bank of China – JinJiang Branch	D	5.310%	08/05/2011	741,100
China Construction Bank - JinJiang Branch	E	5.310%	10/08/2011	151,245
Industrial & Commercial Bank of China – JinJiang Branch	D	5.560%	10/28/2011	453,734
China Construction Bank - JinJiang Branch	E	6.116%	11/02/2011	650,352
China Construction Bank - JinJiang Branch	E	5.560%	11/10/2011	105,871
				$2,931,123

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

Short-term bank loans at June 30, 2010:-
Creditor	Note	Interest Rate	Maturity	Amount
China Construction Bank – JinJiang Branch	A	6.372%	01/13/2011	$ 73,437
China Construction Bank – JinJiang Branch	B	6.372%	01/20/2011	102,811
China Construction Bank – JinJiang Branch	B	5.310%	06/17/2011	293,746
China Construction Bank – JinJiang Branch	C	6.372%	01/11/2011	631,554
China Construction Bank – JinJiang Branch	B	5.310%	06/17/2011	220,310
Industrial & Commercial Bank of China – JinJiang Branch	D	5.841%	01/03/2011	734,365
Industrial & Commercial Bank of China – JinJiang Branch	D	5.841%	02/08/2011	290,809
Industrial & Commercial Bank of China – JinJiang Branch	D	5.841%	11/08/2010	440,619
				$ 2,787,651

The loans detailed above are securitized as follows:-

A.	Guaranteed by the former shareholders of Jinjiang Chengchang, Mr. Zhuang Guoqing and Ms. Ding Quanying, and Jinjiang Chendai Ailibao Shoe and Apparel Co., Ltd.

B.

Guaranteed by the former shareholders of Jinjiang Chengchang, Mr. Zhuang Guoqing and Ms. Ding Quanying. The bank also securitizes the loans with the Company’s land use rights of appraisal value $4,769,204.

C.	Guaranteed by the former shareholders of Jinjiang Chengchang, Mr. Zhuang Guoqing and Ms. Ding Quanying, and Fujian Yifeng Shoe and Apparel Co., Ltd.

D.	The bank securitizes the loans with the Company’s land used rights.

E.	Guaranteed by Fujian Yifeng Shoe and Apparel Co., Ltd.

There were no restrictive covenants such as minimum bank balance, net income target, or level of working capital requirement applied on the company’s bank loan.

9.	Notes Payable

As detailed below, at December 31, 2010 and June 30, 2010, there were $ 476,421 and $ 1,725,759 of notes issued by financial institutions, on behalf of the Company, to the Company’s vendors as payment for products delivered and services rendered to the Company. These notes are short term financial instruments with maturities of less than one year. They do not have any stated interest rate. The Company does not calculate imputed interest rate on the notes because of the short term nature of these instruments. The Company is obligated to settle the amounts owed with the issuing financial institution when they mature. These notes are collateralized by the Company’s restricted cash, which represents compensating balances held at banks to partially secure banking facilities in the form of notes payable. The imposed restrictions dictate that the restricted cash cannot be withdrawn when there are outstanding notes payable, and the restricted cash is only allowed to be used to settle bank indebtedness. Restricted cash deposited as compensating balance is interest bearing.

There were no restrictive covenants such as minimum bank balance, net income target, or level of working capital requirement applied on the company’s notes payable.

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

Notes payable at December 31, 2010:

	Restricted Cash
Financial Institution	Maturity	Collateralized	Amount
China Construction Bank – JinJiang Branch	01/01/2011	$30,249	$30,249
China Construction Bank – JinJiang Branch	01/01/2011	30,249	30,249
China Construction Bank – JinJiang Branch	01/01/2011	30,249	30,249
China Construction Bank – JinJiang Branch	01/01/2011	30,249	30,249
China Construction Bank – JinJiang Branch	03/29/2011	60,498	60,498
China Construction Bank – JinJiang Branch	03/29/2011	60,498	60,498
China Construction Bank – JinJiang Branch	03/29/2011	45,373	45,373
China Construction Bank – JinJiang Branch	03/29/2011	37,811	37,811
China Construction Bank – JinJiang Branch	03/29/2011	30,249	30,249
China Construction Bank – JinJiang Branch	03/29/2011	30,249	30,249
China Construction Bank – JinJiang Branch	03/29/2011	30,249	30,249
China Construction Bank – JinJiang Branch	03/29/2011	30,249	30,249
China Construction Bank – JinJiang Branch	03/29/2011	30,249	30,249
		$476,421	$476,421

Notes payable at June 30, 2010:

	Restricted Cash
Financial Institution	Maturity	Collateralized	Amount
The Industrial & Commercial Bank of China – Jinjiang Branch	08/06/2010	$66,093	$220,310
China Construction Bank – Jinjiang Branch	12/07/2010	83,718	279,059
The Industrial & Commercial Bank of China – Jinjiang Branch	08/06/2010	4,406	14,687
The Industrial & Commercial Bank of China – Jinjiang Branch	08/06/2010	154,216	514,056
China Construction Bank – Jinjiang Branch	09/24/2010	72,702	242,341
China Construction Bank – Jinjiang Branch	09/26/2010	30,843	102,811
China Construction Bank – Jinjiang Branch	12/07/2010	13,219	44,062
China Construction Bank – Jinjiang Branch	12/25/2010	8,813	29,375
The Industrial & Commercial Bank of China – Jinjiang Branch	08/06/2010	35,249	117,498
China Construction Bank – Jinjiang Branch	12/07/2010	26,437	88,124
China Construction Bank – Jinjiang Branch	12/25/2010	13,219	44,062
China Construction Bank – Jinjiang Branch	12/25/2010	8,813	29,374
		$517,728	$1,725,759

10.	Accounts Payable and Accruals

Description	December 31,	June 30,
	2010	2010
Payables related to purchases of production materials	$7,250,604	$4,586,251
Wage payable	420,346	312,358
Miscellaneous payables and accrued expenses	294,412	157,142
	$7,965,362	$5,055,751

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

11.	Taxes payable

Description	December 31,	June 30,
	2010	2010
Income tax payable	$1,123,906	$875,926
Value added tax payable	293,024	430,236
Personal Income tax withholding	41,002	24,916
Other taxes payable	1,793	2,319
	$1,459,725	$1,333,397

Our revenue does not include output value added tax (“VAT”). For the purchase of raw materials, we are bearing 13% input VAT, which is exclusive from the cost. For the sale of products, we are liable to pay 17% output VAT. However, the input VAT can be used to off-set the output VAT. The output VAT liabilities were $4,459,567 and $4,475,220 as of December 31 and June 30, 2010 respectably. The following tabulation represents the calculation of VAT liabilities for the six months and twelve months ended December 31 and June 30, 2010:-

		December 31,	June 30,
		2010	2010

VAT liabilities at beginning of periods	(1)	$430,236	$262,356

Current periods output VAT:
Sales revenue		26,232,749	26,324,824
Output VAT percentage		17%	17%
	(2)	4,459,567	4,475,220

Current periods input VAT:
For purchase of raw materials		(1,695,869)	(1,393,433)
For purchase of property, plant and equipment		(79,218)	(73,149)
For water and electricity		(124,509)	(150,695)
For other miscellaneous items		(381,767)	(225,706)
	(3)	(2,281,363)	(1,842,983)

VAT paid during the periods	(4)	(2,311,327)	(2,482,645)

Impact of Foreign Currency Translation	(5)	(4,089)	18,288

Ending VAT payable	(1)+(2)+(3)+(4)+(5)	$293,024	$430,236

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

12.	Income Taxes

In respect of the Company and its subsidiaries domiciled and operated in United States, Hong Kong and the People’s Republic of China, the taxation of these entities are summarized below:

Entities	Countries of Domicile	Income Tax Rate
8888 Acquisition Corporation	United States	34.00%
Cheng Chang HK	Hong Kong	16.50%
Jinjiang Chengchang	PRC	25%

Since the Company is primarily a holding company without any business activities in United States, the Company did not incur any tax for the six months ended December 31, 2010 and 2009.

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiaries:-

	Six months ended	Six months ended
Description	December 31, 2010	December 31, 2009
Income (loss) before taxes:
US Federal	$-	$-
HK	(76,938)	(23)
PRC	9,659,719	4,549,561
Total income before taxes	9,582,781	4,549,538

Provision for taxes:
Current:
U.S. Federal	-	-
State	-	-
HK	-	-
PRC	2,427,272	1,137,390
	2,427,272	1,137,390
Deferred:
U.S. Federal	-	-
State	-	-
HK	-	-
PRC	-	-
Valuation Allowance	-	-
Deferred tax:	-	-
	-	-
Total provision for taxes	$2,427,272	$1,137,390
Effective tax rate	25.33%	25.00%

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the six months ended December 31, 2010 and 2009 are shown in the following table:-

	2010		2009
U.S. federal statutory income tax rate	34.00%		34.00%
Lower rates in PRC, net	(9.00%	)	(9.00%	)
Accruals in foreign jurisdictions	0.33%		0.00%
Effective tax rate	25.33%		25.00%

13.	Risks

	A.	Credit risk

Since the Company’s inception, the age of account receivables have been less than one year indicating that the Company is subject to minimal risk borne from credit extended to customers.

	B.	Interest risk

The company subject to the interest rate risk when their short term loans become due and require refinancing.

	C.	Concentration of demand risk

The Company’s top ten customers accounted for 71% and 83% of its revenue for the six months ended December 31, 2010 and 2009, respectively. During those same periods, one and one individual customers each accounted for greater than 10% of the Company’s revenues, respectively.

	D.	Concentration of supply risk

The Company’s top ten vendors accounted for 68% and 79% of its cost for the six months ended December 31, 2010 and 2009, respectively. During those same periods, one and three individual vendor each accounted for greater than 10% of the Company’s cost, respectively.

	E.	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

F.	Environmental risks

The Company has procured environmental licenses required by the PRC government. The Company has both a water treatment facility for water used in its production process and secure transportation to remove waste off site. In the event of an accident, the Company has purchased insurance to cover potential damage to employees, equipment, and local environment.

G.	Inflation Risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed on the Company’s customers could adversely impact the Company’s results of operations.

14.	Financial Instruments

The Company adopted ASC 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.

ASC 820-10 includes a fair value hierarchy that is intended to increase the consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing an asset or liability based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1–inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2–observable inputs other than level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3–instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

The Company’s financial instruments consist mainly of cash, restricted cash, and debt obligations. Based on the borrowing rates currently available to the Company for loans and similar terms and average maturities, the fair value of debt obligations also approximates its carrying value due to the short-term nature of the instruments. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:

At December 31, 2010	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$14,404,961	$-	$-	$14,404,961
Restricted cash	476,421	-	-	476,421
Total financial assets	14,881,382	-	-	14,881,382

Financial liabilities:
Notes payable	476,421	-	-	476,421
Total financial liabilities	$476,421	$-	$-	$476,421

At June 30, 2010	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$6,513,199	$-	$-	$6,513,199
Restricted cash	517,728	-	-	517,728
Total financial assets	7,030,927	-	-	7,030,927

Financial liabilities:
Notes payable	1,725,759	-	-	1,725,759
Total financial liabilities	$1,725,759	$-	$-	$1,725,759

In January 2008, the Company adopted SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities, now known as the provisions of Accounting Standards Codification subtopic 825-10 (formerly SFAS 159), Fair Value Option for Financial Assets and Financial Liabilities, and have elected not to measure any of our current eligible financial assets or liabilities at fair value. SFAS 159 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. We did not elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the six months ended December 31, 2010.

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

15.	Operating Lease Commitments from Related Party

The Company leases a facility from the Company’s Chief Executive Officer and shareholder, Mr. Guoqing Zhuang as a dormitory for its employees. The impact to the Company’s results of operations, in the form of rent expense, for the six months ended December 31, 2010 and 2009, were $12,493 and $12,266, respectively. The Company’s lease contract with the related party calls for an operating lease commitment as follow:

For the twelve months ending June 30:-

Fiscal Years	Commitments
2011	$5,310
2012	21,238
2013	21,238
2014	21,238
2015	21,238
2016	21,238
2017	21,238
2018	21,238
2019	21,238
$175,214

16.	Statutory Reserve Commitment

In compliance with PRC laws, the Company is required to appropriate a portion of its statutory reserve up to a maximum of 50% of an enterprise’s capital in the PRC. The Company had future unfunded commitments, as provided below.

	12/31/2010	6/30/2010
PRC Subsidiaries Registered Capital Jin Jiang Cheng Chang	$4,063,667	$1,480,828
Statutory Reserve Ceiling based on 50% of PRC Registered Capital	2,031,834	740,414
Less: Retained Earnings appropriated to Statutory Reserve	(750,389)	(750,389)
Impact of Foreign Currency Translation	-	9,975
Reserve Commitment Outstanding	$1,281,445	$-

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

17.	Operating Segments

The Company has contracted with customers in two revenue segments. Altogether, one is for the development and production of shoe sole products: a EVA sole, b EVO sole and c RB sole used for athletic and leisure shoes, and another one is for the production of EVO compound pellets, where semi-processed raw materials are used to develop shoe sole.

The Company individually tracks the performance of its operating segments. Each segment is engaged in the development and production of its corresponding athletic shoe part products.

The Company’s operations are located in the PRC. All revenue is from customers in the PRC. All of the Company’s assets are located in the PRC. Sales of soles and pellets are carried out in the PRC. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented. No other measures of segment profit or loss and assets have been provided or reviewed by the company’s chief operating decision maker.

Below is a presentation of the Company’s financial position and results of operations for its operating segments as of December 31 and June 30, 2010, and for the six month ended December 31, 2010 and 2009:

Results of Operations For the Six Months Ended December 31, 2010

				EVO
	EVA	RB	EVO	Compound
	Sole	Sole	Sole	Pellet	Others	Total
Sales	$7,221,190	$1,798,009	$13,089,674	$3,985,022	$138,854	$26,232,749
Cost of Sales	(4,346,333)	(1,121,341)	(7,768,011)	(2,370,129)	(88,585)	(15,694,399)
Gross Profit	2,874,857	676,668	5,321,663	1,614,893	50,269	10,538,350
Operating Expense	(210,317)	(52,367)	(381,236)	(116,063)	(18,040)	(778,023)
Operating (Loss)/Profit	2,664,540	624,301	4,940,427	1,498,830	32,229	9,760,327
Other Income (Expense)	(46,412)	(11,556)	(84,129)	(25,612)	(9,837)	(177,546)
Earnings before Tax	2,618,128	612,745	4,856,298	1,473,218	22,392	9,582,781
(Income Tax Expense)	(667,339)	(166,161)	(1,209,669)	(368,272)	(15,831)	(2,427,272)
Net Income	$1,950,789	$446,584	$3,646,629	$1,104,946	$6,561	$7,155,509

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

Results of Operations For the Six Months Ended December 31, 2009

				EVO
	EVA	RB	EVO	Compound
	Sole	Sole	Sole	Pellet	Others	Total
Sales	$8,536,616	$3,911,298	$-	$-	$250,096	$12,698,010
Cost of Sales	(5,126,826)	(2,476,874)	-	-	(154,981)	(7,758,681)
Gross Profit	3,409,790	1,434,424	-	-	95,115	4,939,329
Operating Expense	(186,421)	(85,414)	-	-	(5,462)	(277,297)
Operating (Loss)/Profit	3,223,369	1,349,010	-	-	89,653	4,662,032
Other Income (Expense)	(75,627)	(34,651)	-	-	(2,216)	(112,494)
Earnings before Tax	3,147,742	1,314,359	-	-	87,437	4,549,538
(Income Tax Expense)	(764,644)	(350,344)	-	-	(22,402)	(1,137,390)
Net Income	$2,383,098	$964,015	$-	$-	$65,035	$3,412,148

Financial Position As of December 31, 2010

				EVO
	EVA	RB	EVO	Compound
	Sole	Sole	Sole	Pellet	Others	Total
Current Assets	$8,960,962	$2,231,196	$16,243,313	$4,945,116	$172,306	$32,552,893
Non-Current Assets	$2,432,662	$605,710	$4,409,627	$1,342,467	$46,777	8,837,243
Total Assets	11,393,624	2,836,906	20,652,940	6,287,583	219,083	41,390,136

Current Liabilities	$3,532,489	$879,557	$6,403,255	$1,949,408	$67,922	12,832,631
Total Liabilities	3,532,489	879,557	6,403,255	1,949,408	67,922	12,832,631

Net Assets	7,861,135	1,957,349	14,249,685	4,338,175	151,161	28,557,505

Total Liabilities & Net Assets	$11,393,624	$2,836,906	$20,652,940	$6,287,583	$219,083	$41,390,136

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

Financial Position As of June 30, 2010

				EVO
	EVA	RB	EVO	Compound	Others	Total
	Sole	Sole	Sole	Pellet
Current Assets	$15,101,651	$3,731,308	$-	$-	$53,473	$18,886,432
Non-Current Assets	7,165,138	1,770,358	-	-	25,371	8,960,867
Total Assets	22,266,789	5,501,666	-	-	78,844	27,847,299

Current Liabilities	8,717,720	2,153,970	-	-	30,868	10,902,558
Total Liabilities	8,717,720	2,153,970	-	-	30,868	10,902,558

Net Assets	13,549,069	3,347,696	-	-	47,976	16,944,741

Total Liabilities & Net Assets	$22,266,789	$5,501,667	$-	$-	$78,843	$27,847,299

18.	Financing Transaction

On October 19, 2010, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued to the investor 2,547,500 shares of its common stock for gross proceeds of $4,504,505, or $1.768 per share. Among the $4,504,505 gross proceeds, $400,000 was used to purchase 8888 Acquisition Corporation (legal acquirer, accounting acquiree), and $186,061 was paid to legal firms for professional services. The Company received $3,918,444 net proceeds.

Under the Securities Purchase Agreement, the Company agreed to file a registration statement to register the shares of the Company’s common stock issued to the investor within 45 days after the closing of the Securities Purchase Agreement. If any shares pledged by Mr. Zhuang are transferred to the investor pursuant to the make good escrow agreement discussed below, the Company also agreed to register those shares within 45 days after such shares are issuable to the investor. In addition, the Company granted the investor a piggyback registration right within one year after the closing. The Securities Purchase Agreement contains customary representations and warranties about the Company’s business operations, capital structure and financial condition, among other things, and obligates the Company to fulfill certain covenants, such as the aforementioned share registration obligation.

At December 29, 2010, the Company has passed the deadline of 45 days to file the registration statement of S-1 with the SEC. In accordance with FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (FASB ASC 815-15), liquidated damages should be accounted for as a reduction of the proceeds. However, the Company did not account for any liabilities as of December 31, 2010 because the Company had entered waiver agreement with the sole investor to extend the deadline until the Company clears the comments raised by the SEC staff’s on the Company’s 8-K filing.

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

In connection with the Securities Purchase Agreement, the Company’s Chairman and CEO Mr. Zhuang entered into a Make Good Escrow Agreement, whereby Mr. Zhuang pledged to several other parties, including the investor, 7,492,154 shares of common stock owned by him in support of the Company’s obligation to satisfy a pre-established after tax net income level at $6.9 million. All or a portion of the shares pledged pursuant to the Make Good Escrow Agreement will be transferred to the beneficiaries of the make good arrangement if the Company does not satisfy the after tax net income threshold. The shares will be returned to Mr. Zhuang if the threshold is met.

The following total capitalization table depicts an analysis of total capitalization for the issuance of preferred stock, common stock, and the related additional paid in capital at December 31, 2010:

	Preferred Stock		Common Stock
	Number of Shares		Number of Shares		Additional Paid	% of Equity
Name of Shareholders	outstanding	Capital	outstanding	Capital	in Capital	Holdings
Management/Insider	-	-	26,489,754	$2,649	$1,279,740	77.99%
Minority Investor	-	-	4,929,413	493	-	14.51%
Private Placement	-	-	2,547,500	255	3,918,189	7.50%
	-	-	33,966,667	$3,397	$5,197,929	100.00%

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

19.	Earnings Per Share

	Three months ended		Six months ended
	2010	2009	2010	2009

Net Income	$3,254,279	$1,501,530	$7,155,509	$3,412,148

Income available to Common Stockholders	$3,254,279	$1,501,530	$7,155,509	$3,412,148

Original Shares of Common Stock	31,419,167	31,419,167	31,419,167	31,419,167
New Issuance of Common Stock	2,066,306	-	1,033,153	-
Basic Weighted Average Shares Outstanding	33,485,473	31,419,167	32,452,320	31,419,167

Addition to Common Stock from conversion of
Preferred Stock	-	-	-	-
Addition to Common Stock from exercise of
Warrant	-	-	-	-
Diluted Weighted Average Shares Outstanding	33,485,473	31,419,167	32,452,320	31,419,167

Earnings Per Share
- Basic	$0.10	$0.05	$0.22	$0.11
- Diluted	$0.10	$0.05	$0.22	$0.11

Weighted Average Shares Outstanding
- Basic	33,485,473	31,419,167	32,452,320	31,419,167
- Diluted	33,485,473	31,419,167	32,452,320	31,419,167

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in the section captioned “Risk Factors” in our Current Report on Form 8-K filed October 25, 2010, and the amendments thereto, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “we,” “us,” “our,” or “the Company” are to combined business of 8888 Acquisition Corporation, a Nevada corporation, and its consolidated subsidiaries, Chengchang HK and Jinjiang Chengchang;

  “Chengchang HK” are to Cheng Chang Shoes Industry Company Limited, a Hong Kong limited company;

  “Jinjiang Chengchang” are to Jinjiang Chengchang Shoes Co., Ltd., a PRC limited company and the wholly- owned subsidiary of Chengchang HK;

  “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “PRC,” “China,” and “Chinese,” are to the People’s Republic of China;

  “SEC” are to the Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Renminbi” and “RMB” are to the legal currency of China; and

  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview of our Business

We are a holding company whose indirect, Chinese operating subsidiary, Jinjiang Chengchang, designs, produces and sells high quality shoe soles and sole components used to manufacture athletic and leisure shoes.

Since 1996, we have been a vertically integrated manufacturer of athletic and leisure shoes. In recent years, we shifted our strategic focus to concentrate on developing and producing specialized soles.

In our manufacturing operations, we process basic chemicals and other raw materials to make our sole products. Currently, we categorize our sole products into three primary product lines: (i) EVA, or ethylene vinyl acetate, sole products which are made from a viscous and elastic foam material containing tiny bubbles for shock absorption and cushioning abilities; (ii) RB, or synthetic rubber, sole products processed mainly from polybutadiene rubber, which is highly resistant to wear and abrasion and used mostly commonly in the production of outsoles; and (iii) EVO, or ethylene vinyl acetate outsole, products which are an outgrowth of our EVA product line that is designed to be more abrasive resistance and lighter and softer than our EVA product line. In 2010, we also started to sell EVO compound pellets to local sole producers which lack the technical and manufacturing capability to manufacture high quality, high performance soles on their own.

We sell our products to footwear manufacturers that are based primarily in China. Our customers use our sole products as components in the athletic and leisure shoes that they sell to end consumers, athletic wear companies and global shoe distributors. As of December 31, 2010, we had approximately 45 customers which include a number of well-known companies in China’s athletic wear market, such as 361º, Exceed, Erke, Xtep and Qiaodan, as well as Taiwan Ching Lu Footwear, which is an OEM footwear company that is a supplier to Adidas in Asia. An “OEM” is an “original equipment manufacturer” which typically purchases customized products or product components which are then re-branded and resold under its own brand.

Our manufacturing facilities in China are located in Jinjiang, Fujian Province, which has a high concentration of footwear industry participants. Most of our customers are also either headquartered or have significant operations in the greater Jinjiang area, which reduces our logistic costs and provides us with an excellent marketing channel and better in person communication with our customers.

Second Quarter Financial Performance Highlights

The following are some financial highlights for our second fiscal quarter:

  Revenue: Revenue increased $6.5 million, or 112%, to $12.4 million for the three months ended December 31, 2010, from $5.9 million for the same period in 2009.

  Gross Profit and Gross Margin: Gross profit increased $2.8 million, or 127%, to $5.0 million for the three months ended December 31, 2010, from $2.2 million for the same period in 2009. Gross margin was 40.2% for the three months ended December 31, 2010 as compared to 37.6% for the same period last year.

  Net income: Net income increased $1.8 million, or 117%, to $3.3 million for the three months ended December 31, 2010, from $1.5 million for the same period in 2009.

  Fully diluted net income per share: Fully diluted net income per share was $0.10 for the three months ended December 31, 2010, as compared to $0.05 for the same period in 2009.

Business Segment Information

Our business operations can be categorized into four segments based on the type of products we manufacture and sell, specifically (i) EVA soles, (ii) RB soles, (iii) EVO soles, and (iv) EVO compound pellets.

For the six months ended December 30, 2010, our sales from EVA soles was $7.2 million, our sales from RB soles was $1.8 million, our sales from EVO soles was $13.1 million, and our sales from EVO compound pellets was $4.0 million.

We manufacture and sell our products using largely the same facilities, personnel and other resources in Jinjiang Chengchang. Additional information regarding our operating segments can be found at Note 17 in our unaudited consolidated financial statements included elsewhere in this report.

Results of Operations

Comparison of Three Months Ended December 31, 2010 and December 31, 2009

The following table sets forth key components of our results of operations during the three months ended December 31, 2010 and 2009, both in dollars and as a percentage of our net revenue.

	Three Months Ended			Three Months Ended
(Unaudited)	December 31, 2010			December 31, 2009
		Percent of			Percent of
	Amount	Revenue		Amount	Revenue
Revenue	$12,421,991	100.00%		$5,868,661	100.00%
Cost of revenue	7,423,404	59.76%		3,663,723	62.43%
Gross profit	4,998,587	40.24%		2,204,938	37.57%
Selling expenses	168,242	1.35%		33,440	0.57%
General and administrative expenses	330,092	2.66%		110,605	1.88%
Total operating expenses	498,334	4.01%		144,045	2.45%
Operating income	4,500,253	36.23%		2,060,893	35.12%
Other income/(expense)	(77,850)	(0.63%	)	982	0.02%
Interest income	9,261	0.07%		1,714	0.03%
Interest expense	(61,133)	(0.49%	)	(61,542)	(1.05%	)
Total other income/(expenses)	(129,722)	(1.04%	)	(58,846)	(1.00%	)
Pre-tax income	4,370,531	35.18%		2,002,047	34.11%
Provisions for income tax	1,116,252	8.99%		500,517	8.53%
Net income	$3,254,279	26.20%		$1,501,530	25.59%

Revenue. Our revenue is generated from the sale of our athletic and leisure shoe sole products. Our revenue rose to $12.4 million for the three months ended December 31, 2010 from $5.9 million for the same period last year, representing an increase of $6.5 million, or 112%. This significant increase is largely attributable to increased sales volume of our EVO sole and EVO compound pellet products. We launched our new EVO sole products in May 2010 which we believe were well received by the market and generated approximately $7.9 million in revenue in the three months ended December 31, 2010. In addition, we also commenced supplying EVO compound pellets to other local sole makers in 2010. This new line of business accounted for approximately $1.9 million in revenue in the three months ended December 31, 2010.

Cost of revenue. Our cost of revenue includes the direct costs of raw materials, labor and overhead. Our cost of revenue increased approximately $3.8 million, or 103%, to $7.4 million for the three months ended December 31, 2010 as compared to approximately $3.6 million for the same period last year. As a percentage of revenue, cost of revenue declined slightly to 60% for the three months ended December 31, 2010 as compared to 62% for the same period in 2009. The dollar increase in cost of revenue resulted primarily from the increased production costs associated with the overall increase in the volume of products sold.

Gross profit and gross margin. Our gross profit was approximately $5.0 million for the three months ended December 31, 2010, as compared to approximately $2.2 million for the same period last year, representing an increase of approximately $2.8 million, or 127%. Gross profit increased due to higher sales volumes and relatively stable costs of revenue. Gross profit as a percentage of net revenue, or gross margin, increased to 40% for the three months ended December 31, 2010 as compared to 38% in the same quarter last year. The increase in gross margin was mainly because our newly launched EVO sole and EVO compound pellet products had higher gross margin than other products.

Selling expenses. Our selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commissions, advertising costs, business travel and transportation costs and other sales related costs. Our selling expenses were $168,242 for the three months ended December 31, 2010 as compared to $33,440 for the same period last year, representing an increase of $134,802, or 403%, mostly as a result of higher sales volume and increased bonus payments to sales personnel. As a percentage of revenue, selling expenses increased to 1.35% for three months ended December 31, 2010 from 0.57% for the three months ended December 31, 2009. The percentage increase resulted primarily from a change in the way we compensate our sales staff. Instead of paying performance bonuses on a quarterly basis as we did last year, bonuses which were earned  throughout the year were paid at year end, which we believe will provide better long term incentive and more objective measures of performance.

General and administrative expenses. Our general and administrative expenses consist of the cost of compensation and benefits for general management and administrative staff, social welfare benefits, amortization and depreciation, rental costs, research and development costs, and other miscellaneous administrative costs. Our general and administrative expenses increased by $219,487, or 198%, to $330,092 for the three months ended December 31, 2010 from $110,605 in the same period in 2009. As a percentage of revenue, general and administrative expenses increased to 2.66% for three months ended December 31, 2010 from 1.88% for the three months ended December 31, 2009. The amount and percentage increases are primarily attributable to costs incurred in this period associated with our going public transaction and higher employment disability and welfare payments made for the benefit of employees as a result of a PRC governmental policy change in 2010, as well as depreciation costs associated with the shutdown of Polyurethane production lines and Thermoplastic Urethane lines in February 2010 which were used to produce products we no longer sell.

Interest income. Interest income increased $7,547, or 440%, to $9,261 for the three months ended December 31, 2010 as compared to $1,714 for the same period last year as a result of higher cash balances in interest bearing deposit accounts during the three months ended December 31, 2010.

Interest expense. Interest expense was $61,133 for the three months ended December 31, 2010 as compared to $61,542 for the same period last year, representing a decrease of $409 or 1%. The decrease was largely because we had less short-term borrowings during the three months ended December 31, 2010 as compared to the same period in 2009. In addition, the interest rates of our bank loans were lower in 2010 as compared to 2009.

Pre-tax income. Our pre-tax income increased by approximately $2.4 million, or 118%, to $4.4 million for the three months ended December 31, 2010 from $2.0 million for the same period in 2009, due to the factors described above.

Provision for income taxes. Our provision for income taxes was approximately $1.1 million for the three months ended December 31, 2010, as compared to approximately $0.5 million for the same period last year. The increase was due to an increase in our taxable income.

Net income. Our net income increased approximately $1.8 million, or 118%, to $3.3 million for the three months ended December 31, 2010, from approximately $1.5 million for the same period last year, due to the factors described above.

Comparison of Six Months Ended December 31, 2010 and December 31, 2009

The following table sets forth key components of our results of operations during the six months ended December 31, 2010 and 2009, both in dollars and as a percentage of our net revenue.

	Six Months Ended			Six Months Ended
(Unaudited)	December 31, 2010			December 31, 2009
		Percent of			Percent of
	Amount	Revenue		Amount	Revenue
Revenue	$26,232,749	100.00%		$12,698,010	100.00%
Cost of revenue	15,694,399	59.83%		7,758,681	61.10%
Gross profit	10,538,350	40.17%		4,939,329	38.90%
Selling expenses	220,182	0.84%		75,867	0.60%
General and administrative expenses	557,841	2.13%		201,430	1.59%
Total operating expenses	778,023	2.97%		277,297	2.18%
Operating income	9,760,327	37.21%		4,662,032	36.71%
Other income/(expense)	(85,224)	(0.32%	)	982	0.01%
Interest income	15,473	0.06%		3,428	0.03%
Interest expense	(107,795)	(0.41%	)	(116,904)	(0.92%	)
Total other income/(expenses)	(177,546)	(0.68%	)	(112,494)	(0.89%	)
Pre-tax income	9,582,781	36.53%		4,549,538	35.83%
Provisions for income tax	2,424,272	9.25%		1,137,390	8.96%
Net income	$7,155,509	27.28%		$3,412,148	26.87%

Revenue. Our revenue increased to $26.2 million for the six months ended December 31, 2010 from $12.7 million for the same period last year, representing an increase of $13.5 million, or 107%. This significant increase is largely attributable to increased sales volume of our EVO sole and EVO compound pellet products. We launched our new EVO sole products in May 2010 which we believe were well received by the market and the EVO sole product line generated approximately $13.1 million in revenue in the six months ended December 31, 2010. In addition, we also commenced supplying EVO compound pellets to other local sole makers in 2010. This new line of business contributed approximately $4.0 million in revenue in the six months ended December 31, 2010.

The following tables show the different segments comprising our total sales:

(Unaudited)	Six Months Ended December 31,		Change
	2010	2009	(%)
EVA soles	$7,221,190	$8,536,616	(15.41%	)
RB soles	1,798,009	3,911,298	(54.03%	)
EVO soles	13,089,674	-	-
EVO compound pellets	3,985,022	-	-
Other	138,854	250,096	(44.48%	)
Total sales	$26,232,749	$12,698,010	106.59%

Cost of revenue. Our cost of revenue increased approximately $7.9 million, or 102%, to $15.7 million for the six months ended December 31, 2010 as compared to approximately $7.8 million for the same period last year. As a percentage of revenue, cost of revenue was 60% for the six months ended December 31, 2010 as compared to 61% for the same period in 2009. The dollar increase in cost of revenue resulted primarily from the increased production costs associated with the overall increase in the volume of products sold.

Gross profit and gross margin. Our gross profit was approximately $10.5 million for the six months ended December 31, 2010, as compared to approximately $4.9 million for the same period last year, representing an increase of approximately $5.6 million, or 113%. Gross profit as a percentage of net revenue, or gross margin, was 40% for the six months ended December 31, 2010 as compared to 39% in the same quarter last year. Gross margins for our newly launched EVO sole and EVO compound pellet products were approximately 41% for the six months ended December 31, 2010, slightly higher than those of our EVA sole and RB sole products. Gross margins for our EVA sole and RB sole were approximately 40% and 38% for the six months ended December 31, 2010 as compared to 40% and 37% for the same period last year.

Selling expenses. Our selling expenses were $220,182 for the six months ended December 31, 2010 as compared to $75,867 for the same period last year, representing an increase of $144,315, or 190%, mostly as a result of higher sales volume. As a percentage of revenue, selling expenses increased to 0.84% for six months ended December 31, 2010 from 0.60% for the six months ended December 31, 2009. The slight percentage decrease resulted from a change in the way we compensate our sales staff. Instead of paying performance bonuses on a quarterly basis as we did last year, we paid bonuses which were earned throughout the year at the year end, which we believe will provide better long term incentive and more objective measures of performance.

General and administrative expenses. Our general and administrative expenses increased by $356,409, or 177%, to $557,841 for the six months ended December 31, 2010 from $201,431 in the same period in 2009. As a percentage of revenue, general and administrative expenses increased to 2.13% for six months ended December 31, 2010 from 1.59% for the six months ended December 31, 2009. This amount and percentage increase are primarily attributable to costs incurred in this period associated with our going public transaction and higher employment disability and welfare payments made for the benefit of employees as a result of a PRC governmental policy change in 2010, as well as depreciation costs associated with the shutdown of production lines for discontinued products in February, 2010.

Interest income. Interest income increased $12,045, or 351%, to $15,473 for the six months ended December 31, 2010 as compared to $3,428 for the same period last year as a result of higher cash balances in interest bearing deposit accounts during the six months ended December 31, 2010.

Interest expense. Interest expense was $107,795 for the six months ended December 31, 2010 as compared to $116,904 for the same period last year, representing a decrease of $9,109, or 8%. The slight decrease was because we had less short-term borrowings during the six months ended December 31, 2010 as compared to the same period in 2009 and the interest rates were lower in 2010 as compared to 2009.

Pre-tax income. Our pre-tax income increased by approximately $5.1 million, or 111%, to $9.6 million for the six months ended December 31, 2010 from $4.5 million for the same period in 2009, due to the factors described above.

Provision for income taxes. Our provision for income taxes was approximately $2.4 million for the six months ended December 31, 2010, as compared to approximately $1.1 for the same period last year. The increase was due to an increase in our taxable income.

Net income. Our net income increased approximately 3.8 million, or 110%, to $7.2 million for the six months ended December 31, 2010, from approximately $3.4 million for the same period last year, due to the factors described above.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. Cash flow from operation and short-term bank loans are likely to continue to be our key sources of financing for the foreseeable future, although in the future we may raise additional capital by issuing shares of our capital stock in an equity financing. We expect to renew our short term loans when they become due.

Our liquidity and working capital may be affected by a material decrease in cash flow due to factors such as the continued use of cash in operating activities resulting from a decrease in sales due to the current global economic challenges, increased competition, decreases in the availability, or increases in the cost of raw materials, unexpected equipment failures, or regulatory changes. We are also exposed to a variety of risks associated with short-term borrowings including adverse fluctuations in fixed interest rates for short-term borrowings and unfavorable increases in variable interest rates, potential inability to service our short term indebtedness through cash flow from operations and the overall reduction of credit in the current economic environment.

As of December 31, 2010, we had cash and cash equivalents of approximately $14.4 million, primarily consisting of cash on hand and demand deposits. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Six Months Ended December 31,
	2010	2009
Net cash provided by operating activities	$5,373,924	$4,768,903
Net cash (used in) investing activities	(833,551)	(109,973)
Net cash provided by/(used in) financing activities	2,812,578	(3,020,242)
Net increase in cash and cash equivalents	7,352,951	1,638,688
Effect of foreign currency translation on cash	538,812	682
Cash and cash equivalent at beginning of the year	6,513,198	2,960,156
Cash and cash equivalent at end of the year	$14,404,961	$4,599,526

Operating Activities

Net cash provided by operating activities was approximately $5.4 million for the six months ended December 31, 2010, as compared to approximately $4.8 million in the same period 2009. The increase was mainly due to the increase in operating income as a result of increased sales and business expansion, as described above.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2010 was $833,551, as compared to $109,973 in the same period in 2009. During the 2010 period, we spent $248,593 for the purchases of one automatic EVA ejection machine, one rubbing mixing mill and two vehicles. The remaining cash was predominantly used to purchase molds to meet new design needs, as well as to replace worn-out molds.

Financing Activities

Net cash provided by financing activities was approximately $2.8 million for the six months ended December 31, 2010 as compared to approximately $3.0 million used in financing activities in the same period in 2009. Such increase in net cash provided by financing activities was mainly due to our private placement transaction described below.

On October 19, 2010, we completed a private placement transaction with an accredited investor, pursuant to which we issued to the investor 2,547,500 shares of our common stock for a purchase price of $4.5 million, or $1.768 per share. As a result of this private placement, we raised approximately $4.5 million in gross proceeds, which left us with approximately $3.9 million in net proceeds after the deduction of offering expenses in the amount of approximately $0.6 million.

Capital Expenditures

Our capital expenditures are mainly related to the purchase of sole molds and other manufacturing equipment. Our capital expenditures were approximately $0.5 million for the six months ended December 31, 2010.

As part of our growth strategy, we intend to acquire land use rights for approximately 40,000 square meters of additional land located in Jinjiang from the local PRC government and expect to begin construction of a new plant in the first half of 2011. We have commenced negotiations with the local government for the acquisition of land use rights for this property. We intend to use commercially reasonable efforts to secure such land rights on favorable terms, but cannot assure that we will be able to acquire the land use rights on commercially favorable terms, if at all. If we acquire the land use rights, we estimate that the purchase price for the land use rights will be approximately RMB 30 million (approximately $4.5 million) and we estimate that we may incur an additional RMB 30 million (approximately $4.5 million) in construction costs to upgrade the infrastructure of the facility. Our expectation is that the transaction and related costs associated with the acquisition of land use rights will be satisfied and paid for with cash on hand, cash flow from operations and bank loans. In light of uncertainty concerning the above-mentioned purchase, we have also commenced negotiations on leasing an alternative plant.

We expect to renew our short term loans when they become due. We believe that our cash on hand, cash flow from operations and anticipated bank loans will meet our expected capital expenditure and working capital for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Loan Commitments

Our borrowings are mostly short term loans from commercial banks located in China. As of December 31, 2010, the amount, maturity date and term of each of our bank loans are as follows:

Bank	Amount*	Maturity Date	Interest Rate	Duration
China Construction Bank, Jinjiang Branch	$302,489	June 17, 2011	5.310%	1 year
China Construction Bank, Jinjiang Branch	$226,867	June 17, 2011	5.310%	1 year
China Construction Bank, Jinjiang Branch	$151,245	October 8, 2011	5.310%	1 year
China Construction Bank, Jinjiang Branch	$650,352	November 2, 2011	6.116%	1 year
China Construction Bank, Jinjiang Branch 1	$105,871	November 10, 2011	5.560%	1 year
Industrial and Commercial Bank of China, Jinjiang Xinhuajie Branch	$299,465	February 8, 2011	5.841%	1 year
Industrial and Commercial Bank of China, Jinjiang Xinhuajie Branch	$741,100	August 5, 2011	5.310%	1 year
Industrial and Commercial Bank of China, Jinjiang Xinhuajie Branch	$453,734	October 28, 2011	5.560%	1 year
TOTAL	$2,931,123
* Calculated based on the exchange rate of $1 = RMB6.6118

Obligations Under Material Contracts

We lease a facility from Mr. Guoqing Zhuang, our CEO, director and major shareholder, and several other parties, as a dormitory for our employees. The impact to our results of operations, in the form of rent expense, for the years ended June 30, 2010 and 2009, were $12,493 and $12,266, respectively. Our lease contract with the related party calls for an operating lease commitment as follow:

For the 12 months ending June 30:

Fiscal Years	Commitments
2011	$5,310
2012	21,238
2013	21,238
2014	21,238
2015	21,238
2016	21,238
2017	21,238
2018	21,238
2019	21,238
$175,214

We have no other long term debt, capital or operating lease or fixed purchase obligations.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in travel industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have been subject to moderate seasonal variations. Our revenues are usually higher in the first and second fiscal quarter than in the other quarters. The third fiscal quarter is usually the slowest quarter because of the Chinese New Year holiday which results in a slowdown in business activity beginning in the second half of January and until March.

In addition, manufactures of athletic shoes tend to experience increased sales just in advance of the summer months when there is an increase in outdoor activities by consumers so we typically experience a increase in production activities and sales orders during the first and second fiscal quarters in order to allow athletic shoe manufacturers to meet demand their peak sales seasons.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Revenue recognition

In accordance to FASB ASC 605-10, the Company recognizes revenue upon issuance of invoices to customers. The issuance of invoices is concurrent with the shipment of goods to customers, which generally coincides with the transfer of risks and rewards of ownership, and the title has passed.

The Company typically has written contracts with both new customers and existing customers. Contracts between the Company and its customers indicate a fixed price, delivery date, and the type of goods. The products are fully functional upon shipment and the Company is not obliged to provide any further services to be entitled to payment by its customers. The Company allows two-week period for post-delivery refund if quality problem condition exists. Upon such, the Company will reduce the sale revenue. However, the Company has not experienced any significant return of products and, as such, has not prepared an allowance for returns. Inventory credit, rebates, discounts and volume incentive policies are not applicable to the Company’s sales transactions. Collectability is reasonably assured upon issuance of invoices. The invoice value includes sales value and output value added taxes, which are immediately payable to the PRC government upon issuance.

Customer payments received prior to completion of the above criteria are carried as unearned revenue.

Accounts receivable

Accounts receivable are disclosed at gross invoice amounts less management’s estimate for doubtful accounts.. Management regularly reviews outstanding accounts and provides an allowance for doubtful accounts. Management’s allowance for doubtful accounts was 0.5% of gross accounts receivables.

We classify our customers into four tiers: (A) well-known companies in the international or domestic sportswear market, which also have had established business relationships with the Company for a long time; (B) median sized companies with good reputations; (C) small sized companies in the local market; and (D) occasional customers with limited transactions. We grant them credit terms of 120 days, 90 days, 60 days and 30 days, respectively. Currently, the Company seldom trades with tier (D) customers. We understand and expect our days sales outstanding to vary from period to period within a given range. Based on the credit terms we grant to our four tiers of customers respectively, we expect our days sales outstanding not to exceed 120 days by any large margin.

In regard of allowance for doubtful accounts, we keep one general reserve, the amount of which equals 0.5% of gross account receivables. We have no specific reserve, as we believe adequate provisions for doubtful accounts have been provided through our general reserve. When estimating the allowance for doubtful accounts, we take into consideration: 1) our track record of payment collection, which shows zero experience of any material delinquent accounts that were uncollectible and that we have not written off material balance; 2) the enhanced measures we currently take to minimize failure of collection, which include having internal staff call for payment, filing legal pledge, collecting agent to collect the outstanding balance, etc. Since our collection period of receivables has never exceeded one year from past experience, we believe collection becomes improbable once beyond the threshold of one year. Thus we write off receivables after they have aged one year.

Inventories

Inventories consisting of finished goods, work in progress, and raw materials are stated at the lower of cost or market value. Finished goods are comprised of direct materials, direct labor, and an appropriate proportion of overhead. Periodic evaluation is made by management to identity if inventories needed to be written down because of damage or spoilage. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	20 years
Machinery and equipment	5 - 10 years
Motor vehicles	5 years
Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Accounting for impairment of long lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), ASC 360-10-35. The Company evaluates its long lived assets for impairment when indicators of impairment are present or annually, whichever occurs sooner. In the event that there are indications of impairment, the Company will record a loss to statements of income equal to the difference between the carrying value and the fair value of the long lived asset. The Company typically, but not exclusively uses the expected future discounted flows method to determine fair value of long lived asset subject to impairment. The fair value of long lived assets that held for disposition will include the cost of disposal.

The Company’s long-lived assets are grouped by their presentation on the consolidated balance sheets, and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, software licenses, and land-use-rights. The Company makes its determinations based on various factors that impact those assets.

At December 31, 2010 and June 30, 2010, the Company assessed its buildings, equipment, vehicles, software licenses, and land-use-rights for production and has concluded its long-lived assets have not experienced any impairment losses because the Company’s long lived assets have enabled the Company to experience significant profit growth during the six months and twelve months ended December 31, 2010 and June 30, 2010.

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Exchange Rates	12/31/2010	9/30/2010	6/30/2010	12/31/2009	6/30/2009
Year end RMB : US$ exchange rate	6.6118	6.6981	6.8086	6.8372	6.8448
Average yearly RMB : US$ exchange rate	6.7237	6.7803	6.8347	6.8386	6.8481

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recent Accounting Pronouncements

See Note 2.X (Recent accounting pronouncements) to our unaudited consolidated financial statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2011

8888 ACQUISITION CORPORATION

By: /s/ Guoqing Zhuang

Guoqing Zhuang, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Xuanzhi Luo

Xuanzhi Luo, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)