Form 10-Q
period 2011-03-31
8888 Acquisition CORP
filed 2011-05-12
CIK 1376866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

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

_____________________________________________________
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

Yes [ X ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	33,966,667

i

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

8888 Acquisition Corporation

Consolidated Financial statements

March 31, 2011 and June 30, 2010

(Stated in US Dollars)

ii

8888 Acquisition Corporation

Contents	Pages

Report of Independent Registered Public Accounting Firm	1
Consolidated Balance Sheets	2 – 3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Consolidated Statements of Stockholders’ Equity	6
Notes to Consolidated Financial Statements	7 – 28

iii

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
8888 Acquisition Corporation

We have reviewed the accompanying interim consolidated Balance Sheets of 8888 Acquisition Corporation (“the Company”) as of March 31, 2011 and June 30, 2010, and the related statements of income, stockholders’ equity, and cash flows for the three months and nine months periods ended March 31, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
May 3, 2011	Certified Public Accountants

8888 Acquisition Corporation
Consolidated Balance Sheets
As of March 31, 2011 and June 30, 2010
(Stated in US Dollars)

		March 31,	June 30,
	Note	2011	2010
Assets		[unaudited]	[audited]
Current assets
Cash and cash equivalents	2D	$17,752,590	$6,513,199
Restricted cash	3	-	517,728
Accounts receivable, net	2E, 4	14,878,630	11,656,785
Inventory	2F, 5	318,993	196,958
Advance to Suppliers		443,448	-
Prepaid expenses and taxes		7,308	1,762
Total current assets		33,400,969	18,886,432
Non-current assets
Plant and equipment, net	2G, 6	5,317,040	5,671,102
Intangible assets, net	2H, 7	3,169,260	3,246,985
Deposits		336,652	42,780
Total non-current assets		8,822,952	8,960,867
Total Assets		$42,223,921	$27,847,299
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Bank loans	8	$3,713,794	$2,787,651
Notes payable	9	-	1,725,759
Accounts payable and accruals	10	5,917,984	5,055,751
Taxes payable	11	1,332,509	1,333,397
Related party payable	12	119,989
Total current liabilities		11,084,276	10,902,558
Total Liabilities		$11,084,276	$10,902,558

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

8888 Acquisition Corporation
Consolidated Balance Sheets
As of March 31, 2011 and June 30, 2010
(Stated in US Dollars)
		March 31,	June 30,
	Note	2011	2010
Stockholders’ Equity		[unaudited]	[audited]
Preferred stock, $0.0001 par value, 50,000,000
shares authorized; 0 share issued and
outstanding as of March 31, 2011 and June 30,
2010 respectively		$-	$-
Common stock, $0.0001 par value, 100,000,000
shares authorized; 33,966,667 and 31,419,167
shares issued and outstanding as of March 31,
2011 and June 30, 2010 respectively		3,397	3,142
Additional paid-in capital	19	5,197,929	1,279,740
Statutory reserves	2P, 16(C)	750,389	750,389
Retained earnings		24,129,876	14,535,006
Accumulated other comprehensive income		1,058,054	376,464
Total stockholders’ equity		31,139,645	16,944,741
Total Liabilities and Stockholders’ Equity		$42,223,921	$27,847,299

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

8888 Acquisition Corporation
Consolidated Statements of Income
For the three months and nine months ended March 31, 2011 and 2010
(Stated in US Dollars)

		Three Months Ended		Nine Months Ended
		March 31,	March 31,	March 31,	March 31,
	Note	2011	2010	2011	2010
Revenue	2R	$10,432,547	$4,170,644	$36,665,296	$16,728,146
Cost of revenue	2S	6,536,831	2,732,827	22,231,230	10,351,000
Gross profit		3,895,716	1,437,817	14,434,066	6,377,146
Selling expenses		65,828	26,891	286,010	102,758
General and administrative expenses		340,560	164,222	898,401	365,653
Total operating expenses		406,388	191,113	1,184,411	468,411
Operating income		3,489,328	1,246,704	13,249,655	5,908,735
Other income		-	7,853	-	8,835
Other expense		(159,979)	-	(245,203)	-
Interest income		16,660	-	32,133	-
Interest expense		(41,308)	(37,421)	(149,103)	(150,898)
Total other income/(expenses)		(184,627)	(29,568)	(362,173)	(142,063)
Pre-tax income		3,304,701	1,217,136	12,887,482	5,766,672
Provisions for income tax	2O, 13	865,340	302,450	3,292,612	1,439,840
Net income (loss)		$2,439,361	$914,686	$9,594,870	$4,326,832
Earnings per share	2T, 20
- Basic		$0.07	$0.03	$0.29	$0.14
- Diluted		$0.07	$0.03	$0.29	$0.14
Weighted average shares outstanding
- Basic		33,966,667	31,419,167	32,947,667	31,419,167
- Diluted		33,966,667	31,419,167	32,947,667	31,419,167

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

8888 Acquisition Corporation
Consolidated Statements of Cash Flows
For the three months and nine months ended March 31, 2011 and 2010
(Stated in US Dollars)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Net Income/(loss)	$2,439,361	$914,685	$9,594,870	$4,326,832
Adjustments to reconcile net income to net cash from operations:
Amortization	23,364	19,223	77,725	58,887
Depreciation	348,502	304,413	1,182,305	915,543
Loss on disposal of fixed asset	156,983	-	225,994	-
Provision for bad debt	-	-	16,190	-
Changes in operating assets and liabilities:
(Increase)/decrease in restricted cash	476,421	(307,232)	517,728	(300,650)
(Increase)/decrease in accounts and other receivables	2,059,915	2,275,626	(3,681,483)	1,479,640
(Increase)/decrease in inventories	(31,290)	382,172	(122,035)	989,723
(Increase)/decrease in prepaid expenses	(5,491)	(5,266)	(5,544)	(5,091)
Increase/(decrease) in accounts payables and accruals	(1,927,391)	(2,482,231)	982,221	(1,495,474)
Increase/(decrease) in taxes payables	(127,216)	(235,261)	(888)	(334,381)
Net cash provided by operating activities	3,413,158	866,129	8,787,083	5,635,029
Cash flows from investing activities
Proceeds from disposal of fixed assets	15,365	-	39,565	-
Payments for deposits	(300,608)	(46,482)	(293,872)	(46,482)
Payments for land use rights	-	-	-	-
Payments for purchases of plant and equipment	(229,315)	(250,849)	(1,093,802)	(360,822)
Net cash provided/(used) in investing activities	(514,558)	(297,331)	(1,348,109)	(407,304)
Cash flows from financing activities
Proceeds from Issuance of common stock	-	-	3,918,444	-
Proceeds from/(repayments of) notes	(476,421)	1,024,106	(1,725,759)	1,002,167
Proceeds from/(repayment of) bank loans	782,671	(748,398)	926,143	(748,398)
Repayment of loan to related party	-	-	-	(2,998,303)
Net cash provided/(used) in financing activities	306,250	275,708	3,118,828	(2,744,534)
Net Increase of cash and cash equivalents	3,204,850	844,505	10,557,802	2,483,191
Effect of foreign currency translation on cash	142,779	1,355	681,590	2,039
Cash and cash equivalents at beginning of year	14,404,961	4,599,526	6,513,198	2,960,156
Cash and cash equivalents at end of year	$17,752,590	$5,445,386	$17,752,590	$5,445,386
Supplementary cash flow information:
Interest received	$16,660	$-	$32,133	$-
Interest paid	(50,404)	(37,421)	(149,103)	(150,898)
Income tax paid	(1,125,779)	(802,831)	(3,305,071)	(1,951,646)

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

8888 Acquisition Corporation Consolidated Statements of Stockholders’ Equity For the nine months and twelve months ended March 31, 2011 and June 30, 2010 (Stated in US Dollars)

						Accumulated
	Number		Additional			other
	Of	Common	paid in	statutory	Retained	comprehensive
	Shares	stock	capital	reserve	Earnings	income	Total
Balance at July 1, 2009	31,419,167	$3,142	$1,279,740	$476,862	$7,894,946	$308,048	$9,962,738
Net income	-	-	-	-	6,913,587	-	6,913,587
Appropriations of retained earnings	-	-	-	273,527	(273,527	-	-
Foreign currency translation adjustment	-	-	-	-	-	68,416	68,416
Balance at June 30, 2010	31,419,167	$3,142	$1,279,740	$750,389	$14,535,006	$376,464	$16,944,741
Balance at July 1, 2010	31,419,167	$3,142	$1,279,740	$750,389	$14,535,006	$376,464	$16,944,741
Issuance of common stock in connection with
October financing transaction	2,547,500	255	3,918,189	-	-	-	3,918,444
Net income	-	-	-	-	9,594,870	-	9,594,870
Foreign currency translation adjustment	-	-	-	-	-	681,590	681,590
Balance at March 31, 2011	33,966,667	$3,397	$5,197,929	$750,389	$24,129,876	$1,058,054	$31,139,645

	Comprehensive Income
	March 31,	June 30,	Accumulated
	2011	2010	Total
Net income	$9,594,870	$6,913,587	$16,508,457
Other comprehensive income
Foreign currency translation adjustment	681,590	68,416	750,006
	$10,276,460	$6,982,003	$17,258,463

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
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

Cheng Chang was incorporated and domiciled under Chapter 32 of the Hong Kong Companies Ordinance on October 14, 1988 under the name Yesway Development Limited. On August 5, 1999, Cheng Chang changed its name to its current name, Cheng Chang Shoes Industry Company Limited. Cheng Chang was incorporated as an investment and general trading company. Cheng Chang conducts its operations through its wholly owned subsidiary, Jinjiang Chengchang Shoes Co., Ltd. (“Jinjiang Chengchang”).

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

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
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

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) allowance for trade receivables, (2) economic lives of property, plant and equipment, (3) asset impairments, and (4) contingency reserves. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
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

In regards to the Company’s allowance for doubtful accounts, we keep one general reserve, the amount of which equals 0.5% of gross account receivables. We have no specific reserve, as we believe adequate provisions for doubtful accounts have been provided through our general reserve. When estimating the allowance for doubtful accounts, we take into consideration: 1) our track record of payment collection, which shows zero experience of any material delinquent accounts that were uncollectible and that we have not written off material balance; 2) the enhanced measures we currently take to minimize failure of collection, which include having internal staff call for payment, filing legal pledge, collecting agent to collect the outstanding balance, etc. Since our collection period of receivables has never exceeded one year, based on past experience, we believe collection becomes improbable once they exceed the threshold of one year. Thus we will write off receivables against allowance for doubtful accounts once they are older than one year.

F.	Inventories

Inventories consisting of finished goods, work in progress, and raw materials are stated at the lower of cost or market value. Finished goods are comprised of direct materials, direct labor, and an appropriate proportion of overhead. Periodic evaluation is made by management to identify if inventories needed to be written down because of damage or spoilage. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
 (Stated in US Dollars)

G.	Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:-

Buildings	20 years
Manufacturing equipment	5 - 10 years
Motor vehicles	5 years
Office equipment	5 years

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

At March 31, 2011 and June 30, 2010, the Company assessed its buildings, equipment, vehicles, software licenses, and land-use-rights for production and has concluded its long-lived assets have not experienced any impairment losses because the Company’s long lived assets have enabled the Company to experience significant profit growth during the nine months and twelve months ended March 31, 2011 and June 30, 2010.

M.	Shipping and handling

All shipping and handling costs are charged to selling expenses as incurred. All the outward freight costs are paid by the Company, and inward freight charges are paid by the vendors and suppliers. Sales revenue does not include any shipping or handling fees.

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
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

Exchange Rates	3/31/2011	6/30/2010	12/31/2009
Year end RMB : US$ exchange rate	6.5701	6.8086	6.8372
Average yearly RMB : US$ exchange rate	6.6796	6.8347	6.8386

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

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
 (Stated in US Dollars)

The Company typically has written contracts with both new customers and existing customers. Contracts between the Company and its customers indicate a fixed price, delivery date, and the type of goods. The products are fully functional upon shipment and the Company is not obliged to provide any further services to be entitled to payment by its customers. The Company allows two-week period for post-delivery refund if quality problem condition exists. Upon such, the Company will reduce the sale revenue. However, the Company has not experienced any significant return of products and, as such, has not prepared an allowance for returns. Inventory credit, rebates, discounts and volume incentive policies are not applicable to the Company’s sales transactions. Collectability is reasonably assured upon issuance of invoices. The invoice value includes sales value and output value added taxes (“VAT”), which are immediately payable to the PRC government upon issuance.

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

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
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

No New Pronouncement issued since FASB issued in October 2009 ASU No. 2009-13 “Revenue Recognition (Topic 605) that management adopted on January 1, 2011.

3.	Restricted Cash

Restricted cash represents interest bearing deposits placed with banks to secure and settle notes payable upon maturity.

4.	Accounts Receivable

Accounts receivable at March 31, 2011 and June 30, 2010 consisted of the following: -

	March 31,	June 30,
	2011	2010
Accounts receivable	$14,953,397	$11,715,362
Less: Allowance for doubtful accounts	(74,767)	(58,577)
Accounts receivable, net	$14,878,630	$11,656,785

	March 31,	June 30,
	2011	2010
Accounts receivable for sales	$12,780,681	$10,013,130
Accounts receivable for VAT	2,172,716	1,702,232
Accounts receivable, net	$14,953,397	$11,715,362

	March 31,	June 30,
	2011	2010
Beginning balance	$58,577	$32,856
Allowance provided	16,190	25,721
Charged against allowance	-	-
Reversals	-	-
Ending balance	$74,767	$58,577

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
 (Stated in US Dollars)

Accounts receivable aging analysis:-
At

March 31, 2011:-	Sales	VAT	Total
1-30 Days	$4,854,926	$825,338	$5,680,264
30-60 Days	1,949,092	331,346	2,280,438
61-90 Days	3,626,274	616,466	4,242,740
91-120 Days	2,350,389	399,566	2,749,955
121-365 Days	-	-	-
Over 365 Days	-	-	-
Total	$12,780,681	$2,172,716	$14,953,397

At
June 30, 2010:-	Sales	VAT	Total
1-30 Days	$4,547,033	$772,996	$5,320,029
30-60 Days	3,401,677	578,285	3,979,962
61-90 Days	1,092,761	185,769	1,278,530
91-120 Days	971,659	165,182	1,136,841
121-365 Days	-	-	-
Over 365 Days	-	-	-
Total	$10,013,130	$1,702,232	$11,715,362

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at March 31, 2011 and June 30, 2010 were 0.5% of gross account receivables. In a situation, the Company uses all its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collecting agents to collect the outstanding balance, but the collection is no longer probable. The Company will write off the balance against the allowance for doubtful accounts. In the event that previously written off receivables are collected, the Company will re-establish the allowance of bad debt.

From the inception of business, the Company has not experienced any material delinquent accounts that were uncollectible, and has not written off material balance against the allowance for doubtful accounts.

5.	Inventories

	March 31,	June 30,
	2011	2010
Raw materials	$239,184	$28,149
Work in progress	79,687	105,057
Finished goods	122	63,752
	$318,993	$196,958

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
(Stated in US Dollars)

6.	Plant and Equipment

	Plant and equipment consisted of the following at March 31, 2011 and June 30, 2010:-

	At		Accumulated
	March 31, 2011:-	Cost	Depreciation	Net
	Buildings	$2,429,621	$(553,575)	$1,876,046
	Manufacturing equipment	7,847,463	(4,564,039)	3,283,424
	Office equipment	69,860	(41,498)	28,362
	Vehicles	167,293	(38,085)	129,208
		$10,514,237	$(5,197,197)	$5,317,040

	At		Accumulated
	June 30, 2010:-	Cost	Depreciation	Net
	Buildings	$2,344,513	$(455,057)	$1,889,456
	Manufacturing equipment	8,108,363	(4,413,073)	3,695,290
	Office equipment	66,267	(36,856)	29,411
	Vehicles	83,885	(26,940)	56,945
		$10,603,028	$(4,931,926)	$5,671,102

	Depreciation expenses were $1,182,305 and $1,252,308 for the nine months and twelve months ended March 31, 2011 and June 30, 2010 respectively.

7.	Intangible Assets

	At		Accumulated
	March 31, 2011:-	Cost	Amortization	Net
	Land use rights	$3,732,933	$(563,757)	$3,169,176
	Software licenses	1,248	(1,164)	84
		$3,734,181	$(564,921)	$3,169,260

	At		Accumulated
	June 30, 2010:-	Cost	Amortization	Net
	Land use rights	$3,732,933	$(486,322)	$3,246,611
	Software licenses	1,248	(874)	374
		$3,734,181	$(487,196)	$3,246,985

Land-use-rights represent the right to use and develop land in accordance to zoning laws granted by the local PRC government less accumulated amortization. Under PRC law, the company is permitted to sell, transfer, or mortgage its land-use-rights. Amortization expenses were $77,725 and $79,998 for the nine months and twelve months ended March 31, 2011 and June 30, 2010 respectively.

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
(Stated in US Dollars)

8.	Bank Loans

At
March 31, 2011:-	Note	Interest Rate	Maturity	Amount
Industrial & Commercial Bank of China - Jinjiang Branch	D	5.810%	12/17/2011	$761,024
Industrial & Commercial Bank of China - Jinjiang Branch	D	6.060%	01/30/2012	304,409
China Construction Bank - Jinjiang Branch	B	5.310%	06/17/2011	228,307
China Construction Bank - Jinjiang Branch	B	5.310%	06/17/2011	304,409
Industrial & Commercial Bank of China - Jinjiang Branch	D	5.310%	08/05/2011	745,803
China Construction Bank - Jinjiang Branch	E	5.310%	10/08/2011	152,205
Industrial & Commercial Bank of China - Jinjiang Branch	D	5.560%	10/28/2011	456,614
China Construction Bank - Jinjiang Branch	E	6.116%	11/02/2011	654,480
China Construction Bank - Jinjiang Branch	E	5.560%	11/10/2011	106,543
				$3,713,794
At
June 30, 2010:-	Note	Interest Rate	Maturity	Amount
China Construction Bank - Jinjiang Branch	A	6.372%	01/13/2011	$73,437
China Construction Bank - Jinjiang Branch	B	6.372%	01/20/2011	102,811
China Construction Bank - Jinjiang Branch	B	5.310%	06/17/2011	293,746
China Construction Bank - Jinjiang Branch	C	6.372%	01/11/2011	631,554
China Construction Bank - Jinjiang Branch	B	5.310%	06/17/2011	220,310
Industrial & Commercial Bank of China - Jinjiang Branch	D	5.841%	01/03/2011	734,365
Industrial & Commercial Bank of China - Jinjiang Branch	D	5.841%	02/08/2011	290,809
Industrial & Commercial Bank of China - Jinjiang Branch	D	5.841%	11/08/2010	440,619
				$2,787,651
The loans detailed above are securitized as follows:-

A.	Guaranteed by the former shareholders of Jinjiang Chengchang, Mr. Zhuang Guoqing and Ms. Ding Quanying, and Jinjiang Chendai Ailibao Shoe and Apparel Co., Ltd.

B.	Guaranteed by the former shareholders of Jinjiang Chengchang, Mr. Zhuang Guoqing and Ms. Ding Quanying. The bank also securitizes the loans with the Company’s land use rights.

C.	Guaranteed by the former shareholders of Jinjiang Chengchang, Mr. Zhuang Guoqing and Ms. Ding Quanying, and Fujian Yifeng Shoe and Apparel Co., Ltd.

D.	The bank securitizes the loans with the Company’s land used rights.

E.	Guaranteed by Fujian Yifeng Shoe and Apparel Co., Ltd.

There were no restrictive covenants such as minimum bank balance, net income target, or level of working capital requirement applied on the company’s bank loan.

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
 (Stated in US Dollars)

9.	Notes Payable

As detailed below, at March 31, 2011 and June 30, 2010, there were $0 and $ 1,725,759 of notes issued by financial institutions, on behalf of the Company, to the Company’s vendors as payment for products delivered and services rendered to the Company. These notes are short term financial instruments with maturities of less than one year. They do not have any stated interest rate. The Company does not calculate imputed interest rate on the notes because of the short term nature of these instruments. The Company is obligated to settle the amounts owed with the issuing financial institution when they mature. These notes are collateralized by the Company’s restricted cash, which represents compensating balances held at banks to partially secure banking facilities in the form of notes payable. The imposed restrictions dictate that the restricted cash cannot be withdrawn when there are outstanding notes payable, and the restricted cash is only allowed to be used to settle bank indebtedness. Restricted cash deposited as compensating balance is interest bearing.

There were no restrictive covenants such as minimum bank balance, net income target, or level of working capital requirement applied on the company’s notes payable.

At
June 30, 2010:-		Restricted Cash
Financial Institution	Maturity	Collateralized	Amount
The Industrial & Commercial Bank of China - Jinjiang Branch	08/06/2010	$66,093	$220,310
China Construction Bank - Jinjiang Branch	12/07/2010	83,718	279,059
The Industrial & Commercial Bank of China - Jinjiang Branch	08/06/2010	4,406	14,687
The Industrial & Commercial Bank of China - Jinjiang Branch	08/06/2010	154,216	514,056
China Construction Bank - Jinjiang Branch	09/24/2010	72,702	242,341
China Construction Bank - Jinjiang Branch	09/26/2010	30,843	102,811
China Construction Bank - Jinjiang Branch	12/07/2010	13,219	44,062
China Construction Bank - Jinjiang Branch	12/25/2010	8,813	29,375
The Industrial & Commercial Bank of China - Jinjiang Branch	08/06/2010	35,249	117,498
China Construction Bank - Jinjiang Branch	12/07/2010	26,437	88,124
China Construction Bank - Jinjiang Branch	12/25/2010	13,219	44,062
China Construction Bank - Jinjiang Branch	12/25/2010	8,813	29,374
		$517,728	$1,725,759

10.	Accounts Payable and Accruals

	Description	March 31,	June 30,
		2011	2010
	Payables related to purchases of production	$5,418,079	$4,586,251
	Wage payable	323,302	312,358
	Miscellaneous payables and accrued expenses	176,603	157,142
		$5,917,984	$5,055,751

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
 (Stated in US Dollars)

11.	Taxes payable

Description	March 31,	June 30,
	2010	2010
Income tax payable	$863,467	$875,926
VAT payable	420,213	430,236
Personal income tax withholding	16,939	24,916
Other taxes payable	31,890	2,319
	$1,332,509	$1,333,397

Our revenue does not include output VAT. For the purchase of raw materials, we are bearing 17% input VAT, which is exclusive from the cost. For the sale of products, we are liable to pay 17% output VAT. However, the input VAT can be used to off-set the output VAT. The VAT liabilities were $420,213 and $430,236 as of March 31, 2011 and June 30, 2010 respectably. The following tabulation represents the calculation of VAT liabilities for the nine months and twelve months ended March 31, 2011 and June 30, 2010:-

		March 31,	June 30,
		2011	2010
VAT liabilities at beginning of periods	(1)	$430,236	$262,356
Current periods output VAT:-
Sales revenue		36,665,296	26,324,824
Output VAT percentage		17%	17%
	(2)	6,233,100	4,475,220
Current periods input VAT:-
For purchase of raw materials		(2,947,305)	(1,393,433)
For purchase of plant and equipment		(103,938)	(73,149)
For water and electricity payments		(178,292)	(150,695)
For other miscellaneous items		(27,066)	(225,706)
	(3)	(3,256,601)	(1,842,983)
VAT paid during the periods	(4)	(3,087,686)	(2,482,645)
Impact of foreign currency translation	(5)	101,164	18,288
VAT liabilities at ending of periods	(1) +(2)+(3)+(4)+(5)	$420,213	$430,236

12.	Related party payable

Due to Chinese regulations which restrict currency exchange, Mr. Zhuang paid professional service fee in aboard on behalf of the Company. The payment $119,989 owed to Mr. Zhuang was recorded as related party payable as of March 31, 2011. This payable was interest free. The Company expected to remit Mr. Zhuang during the last quarter of 2011.

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
 (Stated in US Dollars)

13.	Income Taxes

In respect of the Company and its subsidiaries domiciled and operated in United States, Hong Kong and the People’s Republic of China, the taxation of these entities are summarized below:

Entities	Countries of Domicile	Income Tax Rate
8888 Acquisition Corporation	United States	34.00%
Cheng Chang HK	Hong Kong	16.50%
Jinjiang Chengchang	PRC	25%

Since the Company is primarily a holding company without any business activities in United States, the Company did not incur any tax for the nine months ended March 31, 2011 and 2010.

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiaries:-

	Nine months ended	Nine months ended
	March 31,	March 31,
Description	2011	2010
Income (loss) before taxes:-
US Federal	$(3,813)	$-
State	-	-
HK	(186,408)	(127)
PRC	13,077,703	5,766,799
Total income before taxes	12,887,482	5,766,672
Provision for taxes:-
Current:
U.S. Federal	-	-
State	-	-
HK	-	-
PRC	3,292,612	1,439,840
	3,292,612	1,439,840
Deferred:
U.S. Federal	-	-
State	-	-
HK	-	-
PRC	-	-
Valuation allowance	-	-
Total provision for taxes	$3,292,612	$1,439,840
Effective tax rate	25.55%	24.97%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the nine months ended March 31, 2011 and 2010 are shown in the following table:-

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
 (Stated in US Dollars)

	Nine months ended	Nine months ended
	March 31,	March 31,
	2011	2010
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00%)	(9.00%)
Accruals in foreign jurisdictions	0.55%	(0.03%)
Effective tax rate	25.55%	24.97%

14.	Risks

	A.	Credit risk

Since the Company’s inception, the age of account receivables have been less than one year indicating that the Company is subject to minimal risk borne from credit extended to customers.

	B.	Interest risk

The company subject to the interest rate risk when their short term loans become due and require refinancing.

	C.	Concentration of demand risk

The Company’s top ten customers accounted for 79.04% and 74.59% of its revenue for the nine months ended March 31, 2011 and 2010, respectively. During those same periods, 2 and 2 individual customers each accounted for greater than 10% of the Company’s revenues, respectively.

	D.	Concentration of supply risk

The Company’s top ten vendors accounted for 66.12% and 72.56% of its cost for the nine months ended March 31, 2011 and 2010, respectively. During those same periods, 1 and 3 individual vendor each accounted for greater than 10% of the Company’s cost, respectively.

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

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
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

15.	Financial Instruments

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

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
 (Stated in US Dollars)

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:

	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
At	Assets	Inputs	Inputs
March 31, 2011:-	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$17,752,591	$-	$-	$17,752,591
Restricted cash	-	-	-	-
Total financial assets	17,752,591	-	-	17,752,591
Financial liabilities:
Notes payable 6	-	-	-	-
Total financial liabilities	$-	$-	$-	$-

	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
At	Assets	Inputs	Inputs
June 30, 2010:-	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$6,513,199	$-	$-	$6,513,199
Restricted cash	517,728	-	-	517,728
Total financial assets	7,030,927	-	-	7,030,927
Financial liabilities:
Notes payable	1,725,759	-	-	1,725,759
Total financial liabilities	$1,725,759	$-	$-	$1,725,759

In January 2008, the Company adopted SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities, now known as the provisions of Accounting Standards Codification subtopic 825-10 (formerly SFAS 159), Fair Value Option for Financial Assets and Financial Liabilities, and have elected not to measure any of our current eligible financial assets or liabilities at fair value. SFAS 159 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. We did not elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the nine months ended March 31, 2011.

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
 (Stated in US Dollars)

16.	Commitments

	A.	Operating lease commitment from related party

The Company leases a facility from the Company’s Chief Executive Officer and shareholder, Mr. Guoqing Zhuang as a dormitory for its employees. The impact to the Company’s results of operations, in the form of rent expense, for the nine months ended March 31, 2011 and 2010, were $19,582 and $15,795 respectively. The Company’s lease contract with the related party calls for an operating lease commitment as follow:

For the twelve months ending June 30:-

Fiscal Years	Commitments
2011	$1,656
2012	21,238
2013	21,238
2014	21,238
2015	21,238
2016	21,238
2017	21,238
2018	21,238
2019	21,238
$171,560

B.	Operating lease commitment from external party

Starting from April 1, 2011, the Company leases a plant from Jinjiang Huahong Textile Co., Ltd. (“Huahong Textile”) to expand its production capacity. The lease contract with Huahong Texitle will expire on March 31, 2016, and calls for a non-cancellable operating lease commitment as follow:

For the twelve months ended June 30:-

Fiscal Years	Commitments
2011	$292,598
2012	1,170,393
2013	1,170,393
2014	1,170,393
2015	1,170,393
2016	877,795
$5,851,965

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
 (Stated in US Dollars)

C.	Statutory reserve commitment

In accordance with PRC laws, statutory reserve refers to the appropriation from net income, to the account statutory reserve, to be used for future company development, recovery of losses, and increase of capital, as approved, to expand production or operations. Under the applicable PRC laws, a PRC enterprise operating at a profit must appropriate, on an annual basis, an amount equal to 10% of its profit until the reserve reaches 50% of its registered capital. On October 22, 2010, the Company increased Jinjiang Cheng Chang’s registered capital from $1,480,828 to $4,063,667 by remitting the private placement proceeds (refer to Note 18). For each year ended June 30, Jin Jiang Cheng Chang will continue to appropriate 10% of its operation net income to fund the statutory reserve account until it reaches the 50% cap. The Company’s future fund commitment requirements were provided below:-

	3/31/2011	6/30/2010
PRC subsidiaries registered capital
- Jinjiang Cheng Chang	$4,063,667	$1,480,828
Statutory reserve ceiling based on 50% of PRC registered capital	2,031,834	740,414
Less: Retained earnings appropriated to statutory reserve	(750,389)	(750,389)
Impact of foreign currency translation	-	9,975
Reserve commitment outstanding	$1,281,445	$-

17.	Operating Segments

The Company reports its primary segment information based on its principal operating activities. For management purposes, the Company is currently organized into four major operating divisions and reporting segments based on product line: (1) Ethylene-vinyl acetate (“EVA”) soles, (ii) EVO soles, or ethylene vinyl acetate outsoles, an outgrowth of our EVA product line, (3) Rubber (“RB”) soles, and (4) EVO compound pellets. All our products are mainly used for athletic and leisure shoes.

Prior to May 2010, the Company’s revenue was generated from two products: (1) the EVA soles and (2) RB soles. As a result, we had two reporting segments in fiscal year 2009: (1) EVA soles and (2) RB soles. In May 2010, the Company launched two new products EVO soles and EVO compound pellets which contributed approximately 9% and 4% of the Company’s total revenue for the fiscal year ended June 30, 2010, respectively. As management believes EVO soles and EVO compound pellets will be its main products in the future, the Company added EVO soles and EVO compound pellets as two new reporting segments starting from the fiscal year ended June 30, 2010.

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

Below is a presentation of the Company’s financial position and results of operations for its operating segments as of March 31, 2011 and June 30, 2010, and for the nine months ended March 31, 2011 and 2010. EVO soles and EVO compound pellet reporting columns have been added into 2010 financial statements for comparable purpose:-

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
(Stated in US Dollars)
Results of Operations
For the Nine Months Ended
March 31, 2011
				EVO
	EVA	RB	EVO	Compound
	Sole	Sole	Sole	Pellet	Others	Total
Sales	$9,347,825	$2,494,865	$18,424,125	$6,240,735	$157,746	$36,665,296
Cost of Sales	5,678,462	1,552,151	11,041,504	3,739,949	219,164	22,231,230
Gross Profit	3,669,363	942,714	7,382,621	2,500,786	(61,418)	14,434,066
Operating Expense	301,096	77,356	605,793	205,206	(5,040)	1,184,411
Operating (Loss)/Profit	3,368,267	865,358	6,776,828	2,295,580	(56,378)	13,249,655
Other Income (Expense)	(92,070)	(23,654)	(185,241)	(62,749)	1,541	(362,173)
Earnings before Tax	3,276,197	841,704	6,591,587	2,232,831	(54,837)	12,887,482
(Income Tax Expense)	837,033	215,046	1,684,079	570,464	(14,010)	3,292,612
Net Income	$2,439,164	$626,658	$4,907,508	$1,662,367	$(40,827)	$9,594,870

Results of Operations
For the Nine Months Ended
March 31, 2010
				EVO
	EVA	RB	EVO	Compound	Others	Total
	Sole	Sole	Sole	Pellet
Sales	$10,790,980	$5,636,072	$-	$-	$301,094	$16,728,146
Cost of Sales	6,579,208	3,574,008	-	-	197,784	10,351,000
Gross Profit	4,211,772	2,062,064	-	-	103,310	6,377,146
Operating Expense	309,361	151,462	-	-	7,588	468,411
Operating (Loss)/Profit	3,902,411	1,910,602	-	-	95,722	5,908,735
Other Income (Expense)	(93,825)	(45,936)	-	-	(2,302)	(142,063)
Earnings before Tax	3,808,586	1,864,666	-	-	93,420	5,766,672
(Income Tax Expense)	950,940	465,575	-	-	23,325	1,439,840
Net Income	$2,857,646	$1,399,091	$-	$-	$70,095	$4,326,832

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
(Stated in US Dollars)

Financial Position
As of March 31, 2011
				EVO
	EVA	RB	EVO	Compound
	Sole	Sole	Sole	Pellet	Others	Total
Current Assets	$8,491,044	$2,181,476	$17,083,662	$5,786,913	$(142,126)	$33,400,969
Non-Current Assets	2,242,931	576,242	4,512,693	1,528,628	(37,542)	8,822,952
Total Assets	10,733,975	2,757,718	21,596,355	7,315,541	(179,668)	42,223,921
Current Liabilities	2,817,794	723,933	5,669,297	1,920,415	(47,163)	11,084,276
Total Liabilities	2,817,794	723,933	5,669,297	1,920,415	(47,163)	11,084,276
Net Assets	7,916,181	2,033,785	15,927,058	5,395,126	(132,505)	31,139,645
Total Liabilities
& Net Assets	$10,733,975	$2,757,718	$21,596,355	$7,315,541	$(179,668)	$42,223,921

Financial Position
As of June 30, 2010
				EVO
	EVA	RB	EVO	Compound	Others	Total
	Sole	Sole	Sole	Pellet
Current Assets	$15,101,651	$3,731,308	$-	$-	$53,473	$18,886,432
Non-current Assets	7,165,138	1,770,358	-	-	25,371	8,960,867
Total Assets	22,266,789	5,501,666	-	-	78,844	27,847,299
Current Liabilities	8,717,720	2,153,970	-	-	30,868	10,902,558
Total Liabilities	8,717,720	2,153,970	-	-	30,868	10,902,558
Net Assets	13,549,069	3,347,696	-	-	47,976	16,944,741
Total Liabilities
& Net Assets	$22,266,789	$5,501,667	$-	$-	$78,843	$27,847,299

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
 (Stated in US Dollars)

19.	Financing Transaction

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

Under the Securities Purchase Agreement, 8888 Acquisition agreed to file a registration statement to register the shares of its common stock issued to the investor within 45 days after the closing of the agreement. The Securities Purchase Agreement does not call for liquidated damages in the event of tardiness in filing or effectiveness of the S-1. On March 22, 2011, 8888 Acquisition entered into a waiver and extension letter with the investor pursuant to which the filing deadline for the registration statement has been extended until twenty days after 8888 Acquisition has been informed by the SEC that the SEC has completed its review of the Form 8K and has no further comments. In accordance with FASB ASC 825-20-50-1, Disclosure for Registration Payment Arrangements, the Company must disclose how it accounts for liquidated damages, and any related settlement alternatives. As indicated above, the agreement does not call for liquidated damages to be paid by 8888 Acquisition, therefore, the Company has not accrued any liabilities of liquidated damages in the Company’s financial statements as of March 31, 2011.

In connection with the Securities Purchase Agreement, the Company’s Chairman and CEO Mr. Zhuang entered into a Make Good Escrow Agreement, whereby Mr. Zhuang pledged to several other parties, including the investor, 7,492,154 shares of common stock owned by him in support of the Company’s obligation to satisfy a pre-established after tax net income level at $6.9 million for the six months ended December 31, 2010. All or a portion of the shares pledged pursuant to the Make Good Escrow Agreement will be transferred to the beneficiaries of the make good arrangement if the Company does not satisfy the after tax net income threshold. The shares will be returned to Mr. Zhuang if the threshold is met.

If any shares pledged by Mr. Zhuang are transferred to the investor pursuant to the make good escrow agreement, 8888 Acquisition also agreed to register those shares within 45 days after such shares are issuable to the investor. In addition, 8888 Acquisition granted the investor a piggyback registration right within one year after the closing. The Securities Purchase Agreement contains customary representations and warranties about 8888 Acquisition’s business operations, capital structure and financial condition, among other things, and obligates 8888 Acquisition to fulfill certain covenants, such as the aforementioned share registration obligation. The Company believes it has satisfied the after tax net income $6.9 million criteria. The investors will release 7,492,154 shares held in the escrow back to Mr. Zhuang.

The following total capitalization table depicts an analysis of total capitalization for the issuance of preferred stock, common stock, and the related additional paid in capital at March 31, 2011:-

	Preferred Stock		Common Stock
	Number of Shares		Number of Shares		Additional Paid	% of Equity
Name of Shareholders	outstanding	Capital	outstanding	Capital	in Capital	Holdings
Management/Insider	-	-	26,489,754	$ 2,649	$ 1,279,740	77.99%
Minority Investor	-	-	4,929,413	493	-	14.51%
Private Placement	-	-	2,547,500	255	3,918,189	7.50%
	-	-	33,966,667	$3,397	$5,197,929	100.00%

8888 Acquisition Corporation
Notes to Consolidated Financial Statements
As of March 31, 2011 and June 30, 2010
And for the three months and nine months ended March 31, 2011 and 2010
(Stated in US Dollars)
20. Earnings per Share
	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Net Income	$2,439,361	$914,685	$9,594,870	4,326,832
Income available to Common Stockholders	2,439,361	914,685	9,594,870	4,326,832
Original Shares of Common Stock	31,419,167	31,419,167	31,419,167	31,419,167
New Issuance of Common Stock	2,547,500	-	1,528,500	-
Basic Weighted Average Shares Outstanding	33,966,667	31,419,167	32,947,667	31,419,167
Addition to Common Stock from conversion of
Preferred Stock	-	-	-	-
Addition to Common Stock from exercise of
Warrant	-	-	-	-
Diluted Weighted Average Shares Outstanding	33,966,667	31,419,167	32,947,667	31,419,167
Earnings Per Share
- Basic	$0.07	$0.03	0.29	$0.14
- Diluted	$0.07	$0.03	0.29	$0.14
Weighted Average Shares Outstanding
- Basic	33,966,667	31,419,167	32,947,667	31,419,167
- Diluted	33,966,667	31,419,167	32,947,667	31,419,167

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in the section captioned “Risk Factors” in our Current Report on Form 8-K filed October 25, 2010, as amended, and the subsequent filings with the SEC, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

  “Chengchang HK” are to Cheng Chang Shoes Industry Company Limited, a Hong Kong limited company and our direct, wholly-owned subsidiary;

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

Overview of our Business

Through our indirect Chinese subsidiary, Jinjiang Chengchang, we design, produce and sell high quality shoe soles and sole components used to manufacture athletic and leisure shoes.

Since 1996, we have been a vertically integrated manufacturer of athletic and leisure shoes. In recent years, we shifted our strategic focus to concentrate on developing and producing specialized shoe soles.

In our manufacturing operations, we process basic chemicals and other raw materials to make our sole products. Currently, we categorize our sole products into three primary product lines: (i) EVA, or ethylene vinyl acetate, sole products which are made from a viscous and elastic foam material containing tiny bubbles for shock absorption and cushioning abilities; (ii) RB, or synthetic rubber, sole products processed mainly from polybutadiene rubber, which is highly resistant to wear and abrasion and used mostly commonly in the production of outsoles; and (iii) EVO, or ethylene vinyl acetate outsole, products which are an outgrowth of our EVA product line that is designed to be more abrasive resistance and lighter and softer than our EVA product line. In 2010, we also started to supply our EVO compound pellets to local sole producers which lack the technical and manufacturing capability to manufacture high quality, high performance soles on their own.

We sell our products to footwear manufacturers that are based primarily in China. Our customers use our sole products as components in the athletic and leisure shoes that they sell to end consumers, athletic wear companies and global shoe distributors. As of March 31, 2011, we had approximately 32 customers which include a number of well-known companies in China’s athletic wear market, such as 361º, Erke, Xtep and Qiaodan, as well as Taiwan Ching Lu Footwear, which is an OEM footwear company and a supplier to Adidas in Asia. An “OEM” is an “original equipment manufacturer” which typically purchases customized products or product components which are then re-branded and resold under its own brand.

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

Third Fiscal Quarter Financial Performance Highlights

The following are some financial highlights for our third fiscal quarter:

  Revenue: Revenue increased $6.3 million, or 150.1%, to $10.4 million for the three months ended March 31, 2011, from $4.1 million for the same period in 2010.

  Gross Profit and Gross Margin: Gross profit increased $2.5 million, or 170.9%, to $3.9 million for the three months ended March 31, 2011, from $1.4 million for the same period in 2010. Gross margin was 37.3% for the three months ended March 31, 2011 as compared to 34.5% for the same period last year.

  Net income: Net income increased $1.5 million, or 166.7%, to $2.4 million for the three months ended March 31, 2011, from $914,686 for the same period in 2010.

  Fully diluted net income per share: Fully diluted net income per share was $0.07 for the three months ended March 31, 2011, as compared to $0.03 for the same period in 2010, despite an increase of approximately 2.5 million shares outstanding.

Business Segment Information

Our business operations can be categorized into four segments based on the type of products we manufacture and sell, specifically (i) EVA soles, (ii) RB soles, (iii) EVO soles, and (iv) EVO compound pellets.

For the nine months ended March 31, 2011, our sales from EVA soles was $9.3 million, our sales from RB soles was $2.5 million, our sales from EVO soles was $18.4 million, and our sales from EVO compound pellets was $6.2 million.

We manufacture and sell our products using largely the same facilities, personnel and other resources in Jinjiang Chengchang. Additional information regarding our operating segments can be found at Note 17 to our unaudited consolidated financial statements included elsewhere in this report.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

The following table sets forth key components of our results of operations during the three months ended March 31, 2011 and 2010, both in dollars and as a percentage of our net revenue.

	Three Months Ended			Three Months Ended
(Unaudited)	March 31, 2011			March 31, 2010
		Percent of			Percent of
	Amount	Revenue		Amount	Revenue
Revenue	$10,432,547	100.0%		$4,170,644	100.0%
Cost of revenue	6,536,831	62.7%		2,732,827	65.5%
Gross profit	3,895,716	37.3%		1,437,817	34.5%
Selling expenses	65,828	0.6%		26,891	0.6%
General and administrative expenses	340,560	3.3%		164,222	3.9%
Total operating expenses	406,388	3.9%		191,113	4.6%
Operating income	3,489,328	33.5%		1,246,704	29.9%
Other income/(expense)	(159,979)	(1.5%	)	7,853	0.2%
Interest income	16,660	0.2%		-	-
Interest expense	(41,308)	(0.4%	)	(37,421)	(0.9%	)
Total other income/(expenses)	(184,627)	(1.8%	)	(29,568)	(0.7%	)
Pre-tax income	3,304,701	31.7%		1,217,136	29.2%
Provisions for income tax	865,340	8.3%		302,450	7.3%
Net income	$2,439,361	23.4%		$914,686	21.9%

Revenue. Our revenue is generated from the sale of our athletic and leisure shoe sole products. Our revenue increased to $10.4 million for the three months ended March 31, 2011 from $4.2 million for the same period last year, representing an increase of $6.2 million, or 150.1% . This significant increase is largely attributable to revenue generated from sales of our EVO sole and EVO compound pellet products. We launched our new EVO sole products in May 2010 which we believe were well received by the market and contributed approximately $5.3 million in revenue in the three months ended March 31, 2011. In addition, we also commenced supplying EVO compound pellets to other local sole makers in 2010. This new line of business contributed approximately $2.3 million in revenue in the three months ended March 31, 2011.

The following tables show the different segments comprising our total revenue:
	Three Months Ended
(Unaudited)	March 31,		Change
	2011	2010	(%)
EVA soles	$2,126,635	$2,254,364	(5.7%	)
RB soles	696,856	1,724,774	(59.6%	)
EVO soles	5,334,451	-	-
EVO compound pellets	2,255,713	-	-
Other	18,892	191,506	(90.1%	)
Total revenue	$10,432,547	$4,170,644	150.1%

Total revenue from our EVA segment decreased to $2.1 million for the three months ended March 31, 2011 from $2.3 million for the same period last year, representing a decrease of $127,729, or 5.7%, mainly because we made a strategic decision to focus on our newly launched EVO products and have accordingly reduced our production capacity on the traditional EVA product segment. Total revenue from the RB segment declined by 59.6% to $696,856 for the three months ended March 31, 2011 as compared to $1.7 million for the same period last year as a result of decreased demands from our RB product customers.

Cost of revenue. Our cost of revenue includes the direct costs of raw materials, labor and overhead. Our cost of revenue increased approximately $3.8 million, or 139.2%, to $6.5 million for the three months ended March 31, 2011 as compared to approximately $2.7 million for the same period last year. As a percentage of revenue, cost of revenue declined to 62.7% for the three months ended March 31, 2011 as compared to 65.5% for the same period in 2010 mainly due to increased sales of our EVO products, which offered higher gross margins than the traditional EVA and RB products. The dollar increase in cost of revenue resulted primarily from the increased production costs associated with the overall increase in the volume of products sold.

The following tables show the different segments comprising our total cost of revenue:

(Unaudited)	Three Months Ended
	March 31,
	2011	2010
EVA soles	$1,332,129	$1,452,382
RB soles	430,810	1,097,134
EVO soles	3,273,493	-
EVO compound pellets	1,369,820	-
Other	130,579	183,311
Total cost of revenue	$6,536,831	$2,732,827

Total costs of revenue for our EVA segment decreased by 8.3% from $1.5 million during the three months ended March 31, 2010 to $1.3 million for the same period in 2011 as a result of lower sales volume in this segment in this quarter. Total costs of revenue for the RB products were down by 60.7% to $430,810 from $1.1 million for the same period last year due to lower production costs associated with the overall reduction in the volume of RB products sold.

Gross profit and gross margin. Our gross profit was approximately $3.9 million for the three months ended March 31, 2011, as compared to approximately $1.4 million for the same period last year, representing an increase of approximately $2.5 million, or 170.9% . Gross profit as a percentage of net revenue, or gross margin, increased to 37.3% for the three months ended March 31, 2011 as compared to 34.5% in the same quarter last year. The increase in gross margin was mainly attributed to our newly launched EVO sole and EVO compound pellet products, which had higher gross margins than our EVA and RB products.

Gross margins for the EVA and RB segments were approximately 37.4% and 38.2% for the three months ended March 31, 2011 as compared to 35.6% and 36.4% for the same period last year, respectively, primarily due to lower overhead costs allocated to such segments benefiting from the economics of scale generated by the increase in overall production volume. Gross margins for our new EVO soles and EVO compound pellets were approximately 38.6% and 39.3% for the three months ended March 31, 2011, respectively.

Selling expenses. Our selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commissions, advertising costs, business travel and transportation costs and other sales related costs. Our selling expenses were $65,828 for the three months ended March 31, 2011 as compared to $26,891 for the same period last year, representing an increase of $38,937, or 144.8%, mostly as a result of higher sales volume and increased bonus payments. As a percentage of revenue, selling expenses remained stable at 0.6% for three months ended March 31, 2011 over the same period last year.

General and administrative expenses. Our general and administrative expenses consist of the cost of compensation and benefits for general management and administrative staff, social welfare benefits, amortization and depreciation, rental costs, research and development costs, and other miscellaneous administrative costs. Our general and administrative expenses increased by $176,338, or 107.4%, to $340,560 for the three months ended March 31, 2011 from $164,222 in the same period in 2010, primarily due to higher costs incurred associated with being a public company. However, as a percentage of revenue, general and administrative expenses decreased to 3.3% for three months ended March 31, 2011 from 3.9% for the three months ended March 31, 2010, as revenue growth outpaced the increase of general and administrative costs.

Interest income. Interest income was $16,660 for the three months ended March 31, 2011 as compared to a negligible amount for the same period last year, due to higher cash balances in interest bearing deposit accounts during the three months ended March 31, 2011.

Interest expense. Interest expense was $41,308 for the three months ended March 31, 2011 as compared to $37,421 for the same period last year, representing a slight increase of $3,887 or 10.4% . The increase was largely because we had more short-term borrowings during the three months ended March 31, 2011 as compared to the same period in 2010.

Pre-tax income. Our pre-tax income increased by approximately $2.1 million, or 171.5%, to $3.3 million for the three months ended March 31, 2011 from $1.2 million for the same period in 2010, due to the factors described above.

Provision for income taxes. Our provision for income taxes was approximately $865,340 for the three months ended March 31, 2011, as compared to approximately $302,450 for the same period last year. The increase was mainly due to an increase in our taxable income.

Net income. Our net income increased approximately $1.5 million, or 166.7%, to $2.4 million for the three months ended March 31, 2011, from approximately $914,686 for the same period last year, as a result of the cumulative effect of all factors described above.

Comparison of Nine Months Ended March 31, 2011 and March 31, 2010

The following table sets forth key components of our results of operations during the nine months ended March 31, 2011 and 2010, both in dollars and as a percentage of our net revenue.

	Nine Months Ended			Nine Months Ended
(Unaudited)	March 31, 2011			March 31, 2010
		Percent of			Percent of
	Amount	Revenue		Amount	Revenue
Revenue	$36,665,296	100.0%		$16,728,146	100.0%
Cost of revenue	22,231,230	60.6%		10,351,000	61.9%
Gross profit	14,434,066	39.4%		6,377,146	38.1%
Selling expenses	286,010	0.8%		102,758	0.6%
General and administrative expenses	898,401	2.5%		365,653	2.2%
Total operating expenses	1,184,411	3.2%		468,411	2.8%
Operating income	13,249,655	36.1%		5,908,735	35.3%
Other income/(expense)	(245,203)	(0.7%	)	8,835	0.1%
Interest income	32,133	0.1%		-	-
Interest expense	(149,103)	(0.4%	)	(150,898)	(0.9%	)
Total other income/(expenses)	(362,173)	(1.0%	)	(142,063)	(0.9%	)
Pre-tax income	12,887,482	35.2%		5,766,672	34.5%
Provisions for income tax	3,292,612	9.0%		1,439,840	8.6%
Net income	$9,594,870	26.2%		$4,326,832	25.9%

Revenue. Our revenue increased significantly to $36.7 million for the nine months ended March 31, 2011 from $16.7 million for the same period last year, representing an increase of $20.0 million, or 119.2% . This significant increase was largely attributed to revenue generated from sales of our EVO sole and EVO compound pellet products. We launched our EVO sole products in May 2010 which we believe were well received by the market and contributed approximately $18.4 million in revenue in the nine months ended March 31, 2011. In addition, we also commenced supplying EVO compound pellets to other local sole makers in 2010. This new line of business contributed approximately $6.2 million in revenue in the nine months ended March 31, 2011.

The following tables show the different segments comprising our total revenue:
	Nine Months Ended
(Unaudited)	March 31,		Change
	2011	2010	(%)
EVA soles	$9,347,825	$10,790,980	(13.4%	)
RB soles	2,494,865	5,636,072	(55.7%	)
EVO soles	18,424,125	-	-
EVO compound pellets	6,240,735	-	-
Other	157,746	301,094	(47.6%	)
Total revenue	$36,665,296	$16,728,146	119.2%

Total revenue from our EVA segment decreased to $9.4 million for the nine months ended March 31, 2011 from $10.8 million for the same period last year, representing a decrease of $1.4 million, or 13.4% mainly because we made a strategic decision to focus on our newly launched EVO products and have accordingly reduced our production capacity on the traditional EVA product segment. Total revenue from the RB segment decreased by 55.7% to $2.5 million for the nine months ended March 31, 2011 as compared to $5.6 million for the same period last year as a result of lower demands from our RB product customers.

Cost of revenue. Our cost of revenue increased approximately $11.9 million, or 114.8%, to $22.2 million for the nine months ended March 31, 2011 as compared to approximately $10.3 million for the same period last year. As a percentage of revenue, cost of revenue was 60.6% for the nine months ended March 31, 2011 as compared to 61.9% for the same period in 2010. The dollar increase in cost of revenue resulted primarily from the increased production costs associated with the overall increase in the volume of products sold.

The following tables show the different segments comprising our total cost of revenue:
(Unaudited)	Nine Months Ended
	March 31,
	2011	2010
EVA soles	$5,678,462	$6,579,208
RB soles	1,552,151	3,574,008
EVO soles	11,041,504	-
EVO compound pellets	3,739,949	-
Other	219,164	197,784
Total cost of revenue	$22,231,230	$10,351,000

Total costs of revenue for our EVA segment decreased by 13.7% from $6.6 million during the nine months ended March 31, 2010 to $5.7 million for the same period in 2011 as a result of lower sales in this segment. Total costs of revenue for the RB products declined by 56.6% to $1.6 million from $3.6 million for the same period last year due to lower production costs associated with the overall decrease in the volume of RB products sold.

Gross profit and gross margin. Our gross profit was approximately $14.4 million for the nine months ended March 31, 2011, as compared to approximately $6.4 million for the same period last year, representing an increase of approximately $8.0 million, or 126.3% . Gross profit as a percentage of net revenue, or gross margin, was 39.4% for the nine months ended March 31, 2011 as compared to 38.1% in the same period last year. Gross margins for our newly launched EVO sole and EVO compound pellet products were both approximately 40.1% for the nine months ended March 31, 2011. Gross margins for our EVA sole and RB sole were approximately 39.3% and 37.8% for the nine months ended March 31, 2011 as compared to 39.0% and 36.6% for the same period last year, primarily due to lower overhead costs allocated to such segments benefiting from the economics of scale generated by the increase in overall production volume.

Selling expenses. Our selling expenses were $286,010 for the nine months ended March 31, 2011 as compared to $102,758 for the same period last year, representing an increase of $183,252, or 178.3%, mostly as a result of higher sales volume. As a percentage of revenue, selling expenses increased slightly to 0.8% for nine months ended March 31, 2011 from 0.6% for the nine months ended March 31, 2010.

General and administrative expenses. Our general and administrative expenses increased by $532,748, or 145.7%, to $898,401 for the nine months ended March 31, 2011 from $365,653 in the same period in 2010. As a percentage of revenue, general and administrative expenses increased to 2.5% for nine months ended March 31, 2011 from 2.2% for the nine months ended March 31, 2010. This amount and percentage increase are primarily attributable to costs incurred in this period associated with our going public transaction and higher employment disability and welfare payments made for the benefit of employees as a result of a PRC governmental policy change in 2010.

Interest income. Interest income was $32,133 for the nine months ended March 31, 2011 as compared to a negligible amount for the same period last year as a result of higher cash balances in interest bearing deposit accounts during the nine months ended March 31, 2011.

Interest expense. Interest expense was $149,103 for the nine months ended March 31, 2011 as compared to $150,898 for the same period last year, representing a decrease of $1,795, or 1.2% . The slight decrease was attributed to less short-term borrowings during the nine months ended March 31, 2011 as compared to the same period in 2010.

Pre-tax income. Our pre-tax income increased by approximately $7.1 million, or 123.5%, to $12.9 million for the nine months ended March 31, 2011 from $5.8 million for the same period in 2010, due to the factors described above.

Provision for income taxes. Our provision for income taxes was approximately $3.3 million for the nine months ended March 31, 2011, as compared to approximately $1.4 million for the same period last year. The increase was due to an increase in our taxable income.

Net income. Our net income increased approximately $5.3 million, or 121.8%, to $9.6 million for the nine months ended March 31, 2011, from approximately $4.3 million for the same period last year, as a result of the cumulative effect of factors described above.

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

Our liquidity and working capital may be affected by a material decrease in cash flow due to factors such as the continued use of cash in operating activities resulting from a decrease in sales due to the current global economic crisis, increased competition, decreases in the availability, or increases in the cost of raw materials, unexpected equipment failures, or regulatory changes. We are also exposed to a variety of risks associated with short-term borrowings including adverse fluctuations in fixed interest rates for short-term borrowings and unfavorable increases in variable interest rates, potential inability to service our short term indebtedness through cash flow from operations and the overall reduction of credit in the current economic environment.

As of March 31, 2011, we had cash and cash equivalents of approximately $17.8 million, primarily consisting of cash on hand and demand deposits. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)
	Nine Months Ended
	December 31,
	2011	2010
Net cash provided by operating activities	$8,787,083	$5,635,029
Net cash (used in) investing activities	(1,348,109)	(407,304)
Net cash provided by/(used in) financing activities	3,118,828	(2,744,534)
Net increase in cash and cash equivalents	10,557,802	2,483,191
Effect of foreign currency translation on cash	681,590	2,039
Cash and cash equivalent at beginning of the year	6,513,198	2,960,156
Cash and cash equivalent at end of the year	$17,752,590	$5,445,386

Operating Activities

Net cash provided by operating activities was approximately $8.8 million for the nine months ended March 31, 2011, as compared to approximately $5.6 million in the same period of 2010. The increase was mainly due to the increase in operating income as a result of increased sales and expansion in product lines, as described above.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2011 was $1.3 million, as compared to $407,304 in the same period in 2010. During the nine months ended March 31, 2011, we spent approximately $0.3 million for the purchases of one automatic EVA ejection machine, one rubbing mixing mill and two vehicles. The remaining cash was predominantly used to purchase molds to meet new design needs, as well as to replace worn-out molds.

Financing Activities

Net cash provided by financing activities was approximately $3.1 million for the nine months ended March 31, 2011 as compared to approximately $2.7 million used in financing activities in the same period in 2010. Such increase in net cash provided by financing activities was mainly due to our private placement transaction described below.

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

Foreign Currency Translation

Our operating subsidiary is located in China. Our operating subsidiary purchases substantially all raw materials and sells all products in China, and receives payments from customers in China using RMB as the functional currency. Hence, the change in exchange rate between the U.S. Dollar and Renminbi has not had a material impact on our business operations. However, since our financial statements are reported in U.S. dollar and due to significant appreciation of the Renminbi to the U.S. dollar over the past few years, we had a foreign currency translation reserve of $68,416 and $681,590 as of June 30, 2010 and March 31, 2011, respectively. The value of the Renminbi against the U.S. dollar and other currencies is affected by changes in China’s political and economic conditions and China’s foreign exchange policies. The Chinese government changed its currency policy of pegging the value of the Renminbi to the U.S. dollar in July 2005. As a result, the Renminbi appreciated over 20% against the U.S. dollar during the following three years. Nevertheless, the People’s Bank of China regularly intervenes in the currency market to limit fluctuations in Renminbi exchange rates. The Renminbi has therefore traded within a narrow range against the U.S. dollar since 2008. International pressure exists for the Chinese government to adopt a more flexible currency policy, there could be further appreciation of the Renminbi against the U.S. dollar and a further increase of our foreign currency translation reserve.

Capital Expenditures

Our capital expenditures are mainly related to the purchase of sole molds and other manufacturing equipment. Our capital expenditures were approximately $1.1 million for the nine months ended March 31, 2011.

As part of our growth strategy, we intend to acquire land use rights for approximately 40,000 square meters of additional land located in Jinjiang from the local PRC government and expect to begin construction of a new plant in the first half of 2011. We have commenced negotiations with the local government for the acquisition of land use rights for this property. We intend to use commercially reasonable efforts to secure such land rights on favorable terms, but cannot assure that we will be able to acquire the land use rights on commercially favorable terms, if at all. If we acquire the land use rights, we estimate that the purchase price for the land use rights will be approximately RMB 30 million (approximately $4.5 million) and we estimate that we may incur an additional RMB 30 million (approximately $4.5 million) in construction costs to upgrade the infrastructure of the facility. Our expectation is that the transaction and related costs associated with the acquisition of land use rights will be satisfied and paid for with cash on hand, cash flow from operations and bank loans. In light of uncertainty concerning the above-mentioned purchase, we have leased an alternative facility, which is expected to begin operation in June 2011.

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

Loan Commitments

Our borrowings are mostly short term loans from commercial banks located in China. As of March 31, 2011, the amount, maturity date and term of each of our bank loans are as follows:

Bank	Amount *	Maturity Date	Interest Rate
China Construction Bank, Jinjiang Branch	$304,409	June 17, 2011	5.310%
China Construction Bank, Jinjiang Branch	$228,307	June 17, 2011	5.310%
China Construction Bank, Jinjiang Branch	$152,205	October 8, 2011	5.310%
China Construction Bank, Jinjiang Branch	$654,480	November 2, 2011	6.116%
China Construction Bank, Jinjiang Branch	$106,543	November 10, 2011	5.560%
Industrial and Commercial Bank of China, Jinjiang Xinhuajie Branch	$745,803	August 5, 2011	5.310%
Industrial and Commercial Bank of China, Jinjiang Xinhuajie Branch	$761,024	December 17, 2011	5.810%
Industrial and Commercial Bank of China, Jinjiang Xinhuajie Branch	$456,614	October 28, 2011	5.560%
Industrial and Commercial Bank of China, Jinjiang Xinhuajie Branch	$304,409	January 30, 2012	6.060%

* Calculated based on the exchange rate of $1 = RMB6.5701

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31, 2011:

(All amounts in millions of U.S. dollars)

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$6,023,525	$294,254	$3,574,893	$2,090,664	$63,714
Total	$6,023,525	$294,254	$3,574,893	$2,090,664	63,714

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

At March 31, 2011 and June 30, 2010, the Company assessed its buildings, equipment, vehicles, software licenses, and land-use-rights for production and has concluded its long-lived assets have not experienced any impairment losses because the Company’s long lived assets have enabled the Company to experience significant profit growth during the nine months and twelve months ended March 31, 2011 and June 30, 2010.

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

Exchange Rates	3/31/2011	12/31/2010	6/30/2010	12/31/2009	6/30/2009
Year end RMB : US$ exchange rate	6.5701	6.6118	6.8086	6.8372	6.8448
Average yearly RMB : US$ exchange rate	6.6796	6.7237	6.8347	6.8386	6.8481

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2011. The term “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented, or detected and corrected on a timely basis.

Changes in Internal Control Over Financial Reporting

We believe that we have material weaknesses in our internal controls over financial reporting due to our accounting staff’s relative lack of experience and knowledge of U.S. GAAP. Our accounting staffs have limited experience in preparing financial statements in accordance with U.S. GAAP and will require additional training and assistance in U.S. GAAP. Management is committed to improving the Company’s internal control over financial reporting and plan to implement changes designed to enhance the effectiveness of our internal control, including (i) hiring additional staff with U.S. GAAP experience, (ii) implementing expanded policies and procedures over financial reporting, and (iii) instituting expanded training of management and staff responsible for financial transactions and records. Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statements as of March 31, 2011.

Other than described above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 12, 2011

8888 ACQUISITION CORPORATION

By: /s/ Guoqing Zhuang
Guoqing Zhuang, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Xuanzhi Luo
Xuanzhi Luo, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)