Form 10-Q/A
period 2010-12-31
8888 Acquisition CORP
filed 2011-06-01
CIK 1376866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

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

8888 ACQUISITION CORPORATION

Quarterly Report on Form 10-Q
Three and Six Months Ended December 31, 2010

i

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended December 31, 2010 (the “Form 10-Q/A”) of 8888 Acquisition Corporation (the “Company”) is filed in response to comments by the Staff of the Securities and Exchange Commission in connection with their review of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2010 filed with the SEC on February 14, 2011 (the “Original Filing”) and the Company’s Current Report on Form 8-K, originally filed on October 25, 2010, as amended.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Filing, that was affected by the changes has been amended and restated in its entirety. Unless otherwise indicated, this report speaks only as of the date of the Original Filing. No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original Filing. This Form 10-Q/A does not reflect events occurring after the date of the Original Filing or modify or update those disclosures, including the exhibits to Original Filing affected by subsequent events; however, this Form 10-Q/A includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

PART I
FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

8888 Acquisition Corporation
Consolidated Financial statements
December 31, 2010 and June 30, 2010
(Stated in US Dollars)

8888 Acquisition Corporation

Contents	Pages

Report of Independent Registered Public Accounting Firm	4
Consolidated Balance Sheets	5 - 6
Consolidated Statements of Income	7
Consolidated Statements of Cash Flows	8
Consolidated Statements of Stockholders’ Equity	9
Notes to Financial Statements	10 - 32

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
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

San Mateo, California	Samuel H. Wong & Co., LLP
May 23, 2011	Certified Public Accountants

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

See Accompanying Notes to the Financial Statements.

8888 Acquisition Corporation
Unaudited Consolidated Statements of Cash Flows
For the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

	Three months ended December 31		Six months ended December 31
	2010	2009	2010	2009

Net Income/(loss)	$3,254,279	$1,501,530	$7,155,509	$3,412,148
Adjustments to reconcile net income to net cash from operations:
Amortization	34,815	19,981	54,361	39,664
Depreciation	420,722	306,647	833,803	611,130
Loss on disposal of fixed asset	69,011	-	69,011	-
Provision for bad debt	28,618	-	28,618	-
Changes in operating assets and liabilities:
(Increase)/decrease in restricted cash	(227,843)	(243,521)	41,307	6,582
(Increase)/decrease in accounts and other receivables	850,175	2,217,767	(5,753,826)	(795,986)
(Increase)/decrease in inventories	(122,854)	105,203	(90,745)	607,552
(Increase)/decrease in prepaid expenses	5,351	5,265	(53)	176
Increase/(decrease) in accounts payables and accruals	246,408	270,834	2,909,611	986,757
Increase/(decrease) in taxes payables	(281,302)	(133,435)	126,328	(99,120)
Net cash provided by operating activities	4,277,380	4,050,271	5,373,924	4,768,903

Cash flows from investing activities
Proceeds from disposal of fixed assets	24,199	-	24,199	-
Decrease of deposits	3,489	-	6,736	-
Payments for land use rights	-	-	-	-
Payments for purchases of plant and equipment	(512,641)	(77,905)	(864,486)	(109,973)
Net cash used in investing activities	(484,953)	(77,905)	(833,551)	(109,973)

Cash flows from financing activities
Proceeds from Issuance of Common Stock	3,918,444	-	3,918,444	-
Proceeds from notes	1,343,665	506,065	4,195,220	3,299,443
Repayments of notes	(1,977,732)	(505,860)	(4,051,748)	(3,299,443)
Proceeds from bank loans	-	491,143	1,754,229	2,209,582
Repayments of bank loans	(352,172)	(491,095)	(3,003,567)	(2,231,521)
Repayment of loan to related party	-	(1,462,501)	-	(2,998,303)
Net cash used in financing activities	2,932,205	(1,462,248)	2,812,578	(3,020,242)

Net Increase of cash and cash equivalents	6,724,632	2,510,118	7,352,951	1,638,688
Effect of foreign currency translation on cash	264,927	291	538,812	682
Cash and cash equivalents at beginning of year	7,415,402	2,089,117	6,513,198	2,960,156
Cash and cash equivalents at end of year	$14,404,961	$4,599,526	$14,404,961	$4,599,526

Supplementary cash flow information:
Interest received	9,261	-	15,473	-
Interest paid	(52,037)	(59,828)	(98,699)	(113,476)
Income tax paid	(1,319,459)	(637,335)	(2,179,292)	(1,148,815)

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

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at December 31 and June 30, 2010 were 0.5% of gross account receivables. In the situation, the Company uses all its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collecting agents to collect the outstanding balance. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts. In the event that previously written off receivables are collected, the Company will re-establish the allowance of bad debt.

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
				$2,931,123

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

Short-term bank loans at June 30, 2010:-
Creditor	Note	Interest Rate	Maturity	Amount
China Construction Bank – JinJiang Branch	A	6.372%	01/13/2011	$73,437
China Construction Bank – JinJiang Branch	B	6.372%	01/20/2011	102,811
China Construction Bank – JinJiang Branch	B	5.310%	06/17/2011	293,746
China Construction Bank – JinJiang Branch	C	6.372%	01/11/2011	631,554
China Construction Bank – JinJiang Branch	B	5.310%	06/17/2011	220,310
Industrial & Commercial Bank of China – JinJiang Branch	D	5.841%	01/03/2011	734,365
Industrial & Commercial Bank of China – JinJiang Branch	D	5.841%	02/08/2011	290,809
Industrial & Commercial Bank of China – JinJiang Branch	D	5.841%	11/08/2010	440,619
				$2,787,651

The loans detailed above are securitized as follows:-

A.	Guaranteed by the former shareholders of Jinjiang Chengchang, Mr. Zhuang Guoqing and Ms. Ding Quanying, and Jinjiang Chendai Ailibao Shoe and Apparel Co., Ltd.

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

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiaries:-

	Six months ended	Six months ended
Description	December 31, 2010	December 31, 2009
Income (loss) before taxes:
US Federal	$-	$-
HK	(76,938)	(23)
PRC	9,659,719	4,549,561
Total income before taxes	9,582,781	4,549,538

Provision for taxes:
Current:
U.S. Federal	-	-
State	-	-
HK	-	-
PRC	2,427,272	1,137,390
	2,427,272	1,137,390
Deferred:
U.S. Federal	-	-
State	-	-
HK	-	-
PRC	-	-
Valuation Allowance	-	-
Deferred tax:	-	-
	-	-
Total provision for taxes	$2,424,242	$1,137,390
Effective tax rate	25.33%	25.00%

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

	12/31/2010	6/30/2010
PRC Subsidiaries Registered Capital
Jinjiang Cheng Chang	$4,063,667	$1,480,828
Statutory Reserve Ceiling based on 50% of PRC Registered Capital	2,031,834	740,414
Less: Retained Earnings appropriated to Statutory Reserve	(750,389)	(750,389)
Impact of Foreign Currency Translation	-	9,975
Reserve Commitment Outstanding	$1,281,445	$-

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

17.	Operating Segments

The Company reports its primary segment information based on its principal operating activities. For management purposes, the Company is currently organized into four major operating divisions and reporting segments based on product line: (1) Ethylene-vinyl acetate (“EVA”) soles, (ii) EVO soles, or ethylene vinyl acetate outsoles, an outgrowth of our EVA product line, (3) Rubber (“RB”) soles, and (4) EVO compound pellets. All of the Company's  products are mainly used for athletic and leisure shoes.

Prior to May 2010, the Company’s revenue was generated from two products: (1) the EVA soles and (2) RB soles. As a result, the Company had two reporting segments in fiscal year 2009: (1) EVA soles and (2) RB soles. In May 2010, the Company launched two new products EVO soles and EVO compound pellets which contributed approximately 9% and 4% of the Company’s total revenue for the fiscal year ended June 30, 2010, respectively. As management believes EVO soles and EVO compound pellets will be its main products in the future, the Company added EVO soles and EVO compound pellets as two new reporting segments starting from the fiscal year ended June 30, 2010.

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

Below is a presentation of the Company’s financial position and results of operations for its operating segments as of December 31 and June 30, 2010, and for the six months ended December 31, 2010 and 2009. EVO soles and EVO compound pellet reporting columns have been added into 2009 financial statements for comparable purpose:-

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

8888 Acquisition Corporation
Notes to Unaudited Consolidated Financial Statements
As of December 31 and June 30, 2010
And for the three months and six months ended December 31, 2010 and 2009
(Stated in US Dollars)

Results of Operations For the Six Months Ended December 31, 2009

				EVO
	EVA	RB	EVO	Compound	Others	Total
	Sole	Sole	Sole	Pellet
Sales	$8,536,616	$3,911,298	$-	$-	$250,096	$12,698,010
Cost of Sales	(5,126,826)	(2,476,874)	-	-	(154,981)	(7,758,681)
Gross Profit	3,409,790	1,434,424	-	-	95,115	4,939,329
Operating Expense	(186,421)	(85,414)	-	-	(5,462)	(277,297)
Operating (Loss)/Profit	3,223,369	1,349,010	-	-	89,653	4,662,032
Other Income (Expense)	(75,627)	(34,651)	-	-	(2,216)	(112,494)
Earnings before Tax	3,147,742	1,314,359	-	-	87,437	4,549,538
(Income Tax Expense)	(764,644)	(350,344)	-	-	(22,402)	(1,137,390)
Net Income	$2,383,098	$964,015	$-	$-	$65,035	$3,412,148

Financial Position As of December 31, 2010

				EVO
	EVA	RB	EVO	Compound
	Sole	Sole	Sole	Pellet	Others	Total
Current Assets	$8,960,962	$2,231,196	$16,243,313	$4,945,116	$172,306	$32,552,893
Non-Current Assets	$2,432,662	$605,710	$4,409,627	$1,342,467	$46,777	8,837,243
Total Assets	11,393,624	2,836,906	20,652,940	6,287,583	219,083	41,390,136

Current Liabilities	$3,532,489	$879,557	$6,403,255	$1,949,408	$67,922	12,832,631
Total Liabilities	3,532,489	879,557	6,403,255	1,949,408	67,922	12,832,631

Net Assets	7,861,135	1,957,349	14,249,685	4,338,175	151,161	28,557,505

Total Liabilities
& Net Assets	$11,393,624	$2,836,906	$20,652,940	$6,287,583	$219,083	$41,390,136

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

Under the Securities Purchase Agreement, 8888 Acquisition agreed to file a registration statement to register the shares of its common stock issued to the investor within 45 days after the closing of the agreement. The Securities Purchase Agreement does not call for liquidated damages in the event of tardiness in filing or effectiveness of the S-1. On March 22, 2011, 8888 Acquisition entered into a waiver and extension letter with the investor pursuant to which the filing deadline for the registration statement has been extended until twenty days after 8888 Acquisition has been informed by the SEC that the SEC has completed its review of the Form 8-K and has no further comments. In accordance with FASB ASC 825-20-50-1, Disclosure for Registration Payment Arrangements, the Company must disclose how it accounts for liquidated damages, and any related settlement alternatives. As indicated above, the agreement does not call for liquidated damages to be paid by 8888 Acquisition, therefore, the Company has not accrued any liabilities of liquidated damages in the Company’s financial statements as of March 28, 2011.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following tables show the different segments comprising our total revenue:

	Three Months Ended
(Unaudited)	December 31,		Change
	2010	2009	(%)
EVA soles	$2,374,678	$3,075,847	(22.80%	)
RB soles	145,185	2,562,054	(94.33%	)
EVO soles	7,908,102	-	-
EVO compound pellets	1,913,607	-	-
Other	80,419	230,760	(65.15%	)
Total revenue	$12,421,991	$5,868,661	111.67%

Total revenue from our EVA segment decreased to $2.4 million for the three months ended December 31, 2010 from $3.1 million for the same period last year, representing a decrease of $701,169, or 23%, mainly because we made a strategic decision to focus on our newly launched EVO products and have accordingly reduced our production capacity on the traditional EVA product segment. Total revenue from the RB segment declined significantly by 94 % to $145,185 for the three months ended December 31, 2010 as compared to $2.6 million for the same period last year as a result of much lower demands from our RB product customers.

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

The following tables show the different segments comprising our total cost of revenue:

(Unaudited)	Three Months Ended
	December 31,
	2010	2009
EVA soles	$1,443,851	$1,852,485
RB soles	131,497	1,667,851
EVO soles	4,664,868	-
EVO compound pellets	1,129,599	-
Other	53,589	143,387
Total cost of revenue	$7,423,404	$3,663,723

Total cost of revenue for our EVA segment decreased by 22% from $1.9 million during the three months ended December 31, 2009 to $1.4 million for the same period in 2010 as a result of lower sales volume in this segment in this quarter. Total cost of revenue for the RB products was down by over 90% to $131,497 for the three months ended December 31, 2010 from $1.7 million for the same period last year due to lower production costs associated with the significant overall reduction in the volume of RB products sold.

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

Gross margin for the EVA segment remained stable at approximately 39% for the three months ended December 31, 2010 as compared to the same period last year. However, gross margin for the RB segment dropped significantly to 9% for the three months ended December 31, 2010 from 35% for the same period last year, primarily due to higher overhead costs allocated to such segments associated with the significant decrease in overall production volume. Gross margins for both of our new EVO soles and EVO compound pellets were approximately 41% for the three months ended December 31, 2010.

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

The following tables show the different segments comprising our total revenue:

(Unaudited)	Six Months Ended December 31,		Change
	2010	2009	(%)
EVA soles	$7,221,190	$8,536,616	(15.41%	)
RB soles	1,798,009	3,911,298	(54.03%	)
EVO soles	13,089,674	-	-
EVO compound pellets	3,985,022	-	-
Other	138,854	250,096	(44.48%	)
Total sales	$26,232,749	$12,698,010	106.59%

Total revenue from our EVA segment decreased to $7.2 million for the six months ended December 31, 2010 from $8.5 million for the same period last year, representing a decrease of $1.3 million, or 15% mainly because we made a strategic decision to focus on our newly launched EVO products and have accordingly reduced our production capacity on the traditional EVA product segment. Total revenue from the RB segment decreased by 54% to $1.8 million for the six months ended December 31, 2010 as compared to $3.9 million for the same period last year as a result of lower demands from our RB product customers.

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

The following tables show the different segments comprising our total cost of revenue:

	Six Months Ended
(Unaudited)	December 31,
	2010	2009
EVA soles	$4,346,333	$5,126,826
RB soles	1,121,341	2,476,874
EVO soles	7,768,011	-
EVO compound pellets	2,370,129	-
Other	88,585	154,981
Total cost of revenue	$15,694,399	$7,758,681

Total cost of revenue for our EVA segment decreased by 15% from $5.1 million during the six months ended December 31, 2009 to $4.3 million for the same period in 2010 as a result of lower sales in this segment. Total cost of revenue for the RB products declined by 55% to $1.1 million for the three months ended December 31, 2010 from $2.5 million for the same period last year due to lower production costs associated with the overall decrease in the volume of RB products sold.

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

As of December 31, 2010, we had cash and cash equivalents of approximately $14.4 million, primarily consisting of cash on hand and demand deposits. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow (all amounts in U.S. dollars)

	Six Months Ended
	December 31,
	2010	2009
Net cash provided by operating activities	$5,373,924	$4,768,903
Net cash (used in) investing activities	(833,551)	(109,973)
Net cash provided by/(used in) financing activities	2,812,578	(3,020,242)
Net increase in cash and cash equivalents	7,352,951	1,638,688
Effect of foreign currency translation on cash	538,812	682
Cash and cash equivalent at beginning of the year	6,513,198	2,960,156
Cash and cash equivalent at end of the year	14,404,961	4,599,526

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

Foreign Currency Translation

Our operating subsidiary is located in China. Our operating subsidiary purchases substantially all raw materials and sells all products in China, and receives payments from customers in China using RMB as the functional currency. Hence, the change in exchange rate between the U.S. Dollar and Renminbi has not had a material impact on our business operations. However, since our financial statements are reported in U.S. dollar and due to significant appreciation of the Renminbi to the U.S. dollar over the past few years, we had a foreign currency translation reserve of $68,416 and $538,811 as of June 30, 2010 and December 31, 2010, respectively. The value of the Renminbi against the U.S. dollar and other currencies is affected by changes in China’s political and economic conditions and China’s foreign exchange policies. The Chinese government changed its currency policy of pegging the value of the Renminbi to the U.S. dollar in July 2005. As a result, the Renminbi appreciated over 20% against the U.S. dollar during the following three years. Nevertheless, the People’s Bank of China regularly intervenes in the currency market to limit fluctuations in Renminbi exchange rates. The Renminbi has therefore traded within a narrow range against the U.S. dollar since 2008. International pressure exists for the Chinese government to adopt a more flexible currency policy, there could be further appreciation of the Renminbi against the U.S. dollar and a further increase of our foreign currency translation reserve.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2010. The term “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented, or detected and corrected on a timely basis.

Changes in Internal Control Over Financial Reporting

We believe that we have material weaknesses in our internal controls over financial reporting due to our accounting staff’s relative lack of experience and knowledge of U.S. GAAP. Our accounting staffs have limited experience in preparing financial statements in accordance with U.S. GAAP and will require additional training and assistance in U.S. GAAP. Management is committed to improving the Company’s internal control over financial reporting and plan to implement changes designed to enhance the effectiveness of our internal control, including (i) hiring additional staff with U.S. GAAP experience, (ii) implementing expanded policies and procedures over financial reporting, and (iii) instituting expanded training of management and staff responsible for financial transactions and records. Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statements as of December 31, 2010.

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

Date: June 1, 2011

8888 ACQUISITION CORPORATION

By: /s/ Guoqing Zhuang
Guoqing Zhuang, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Xuanzhi Luo
Xuanzhi Luo, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)